Form 10-Q
period 1997-11-30
HITK CORP
filed 1998-03-23
CIK 716706

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                              Commission File Number
  November 30, 1997                                      2-82427-NY

                                HITK CORPORATION
             (Exact name of registrant as specified in its charter)



            Delaware                                     13-3159591
(State or other jurisdiction of             (I.R.S. Employee Identification No.)
 incorporation or organization)

68 Schraalenburg Road
P. O.  Box 233
Harrington Park, New Jersey                                 07640
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:    (201) 784-5190


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                 YES   X                    NO
                     -----                     ------


The number of shares outstanding of each of the registrant's classes of common stock, as of November 30, 1997, is 3,202,504 shares, all of one class of $0.001 par value common stock.

                                HITK CORPORATION
                                    FORM 10-Q
                         QUARTER ENDED NOVEMBER 30, 1997


                                TABLE OF CONTENTS

                                                                          PAGE
PART I  -  FINANCIAL INFORMATION

   Item 1   -  Financial Statements

            -  Consolidated Balance Sheet as of
               November 30, 1997 and February 28, 1997                      4

            -  Consolidated Statement of Operations for the
               nine months ended November 30, 1997 and 1996                 5

            -  Consolidated Statement of Operations for the
               three months ended November 30, 1997 and 1996                6

            -  Consolidated Statement of Changes in Net Assets for
               the nine months ended November 31, 1997 and 1996             7

            -  Consolidated Statement of Changes in Net Assets for
               the three months ended November 30, 1997 and 1996            8

            -  Notes to Consolidated Financial Statements                 9 - 11

   Item 2   -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         12

PART II - OTHER INFORMATION

   Item 1   -  Legal Proceedings                                           13

   Item 2   -  Changes in Securities                                       13

   Item 3   -  Defaults upon Senior Securities                             13

   Item 4   -  Submission of Matters to a Vote of Security Holders         13

   Item 5   -  Other Information                                           13

   Item 6   -  Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                                 14

                          PART I. FINANCIAL INFORMATION

                                HITK CORPORATION

                         QUARTER ENDED NOVEMBER 30, 1997


The following financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of the management, the interim financial statements reflect fairly the financial position and results of operations for the period indicated.

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K for the year ended February 28, 1997, filed with the Securities and Exchange Commission.

The results of operations for the nine months ended November 30, 1997, are not necessarily indicative of results to be expected for the entire fiscal year ending February 28, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE

a. Registrant's Form S-18 Registration Statement and Exhibit Book under File #2-82427-NY as effective May 13, 1983, and Form N-2 Registration Statement under File #2-94660 as effective August 14, 1985, are incorporated by reference.

b. Forms 8-K dated September 12, 1989, October 21, 1988, April 15, 1988, January 11, 1988, October 30, 1987, August 31, 1987, April 28, 1987 and March 4, 1987
are incorporated by reference.

c. Third amended plan of reorganization under Chapter 11 filed on July 17, 1989, with the United States Bankruptcy Court for the District of Nevada is incorporated by reference.

d. Settlement agreement between HITK Corporation and Bell Atlantic Systems Leasing International, Inc. is incorporated by reference.

e. Order confirming plan of reorganization under Chapter 11 filed on September 13, 1989 with the United States Bankruptcy Court for the District of Nevada is incorporated by reference.

                                HITK CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                 ASSETS

                                                                 November 30, 1997        February 28,
                                                                    (Unaudited)               1997
CURRENT ASSETS:
Cash and Cash Equivalent                                            $   574,800           $    13,000
Restricted Cash                                                          25,600             1,854,100
Marketable Securities                                                    17,600                    --
Business Development Investments
  (Cost $64,600 and $64,600 respectively)                                    --                    --
Note Receivable - Net                                                   219,700               219,700
                                                                    -----------           -----------

      Total Assets                                                  $   837,700           $ 2,086,800
                                                                    ===========           ===========


                                  LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                               $ 1,008,700           $ 1,417,300
                                                                    -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common Stock, Par Value  $.001 per share
    6,250,000 Shares Authorized
    3,346,630 Shares Issued and Outstanding                               3,400                 3,400
Additional Paid-in Capital                                            5,622,600             5,622,600
Retained Earnings                                                    (4,882,100)           (4,045,100)
Net Unrealized Appreciation (Depreciation)
  on Investments                                                        (68,100)              (64,600)
                                                                    -----------           -----------
      Total                                                             675,800             1,516,300
Less:  Treasury Stock  144,126 Shares at Cost                           846,800               846,800
                                                                    -----------           -----------

      Total Stockholder's Equity (Deficit)                             (171,000)              669,500
                                                                    -----------           -----------

      Total Liabilities and Stockholder's Equity                    $   837,700           $ 2,086,800
                                                                    ===========           ===========


See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                         1997            1996
                                                         ----            ----
REALIZED GAIN ON INVESTMENTS                          $      --       $      --
                                                      ---------       ---------

OTHER INCOME:
Interest Income                                          66,600          91,000
                                                      ---------       ---------
      Net Investment Income                              66,600          91,000
                                                      ---------       ---------

EXPENSES:
Officer's Salary                                         90,000          90,000
Stockholder's Services and Reports                        6,700           4,900
Professional Fees                                        26,500           8,200
                                                      ---------       ---------

      Total Operating Expenses                          123,200         103,100
                                                      ---------       ---------

Net Income (Loss) from Operations                       (56,600)        (12,100)
                                                      ---------       ---------

EXTRAORDINARY ITEMS:
Loss Settlement of Litigation                          (958,400)             --
Gain Settlement Bankruptcy Debts                        178,000              --
                                                      ---------       ---------

      Total Extraordinary Items                        (780,400)             --
                                                      ---------       ---------

UNREALIZED APPRECIATION (DEPRECIATION)
  ON INVESTMENTS
Marketable Securities                                    (3,500)             --
                                                      ---------       ---------

Increase (Decrease) in Net Assets
  Resulting from Operations                           $ 840,500       $ (12,100)
                                                      =========       =========


See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                         1997           1996
                                                         ----           ----
REALIZED GAIN ON INVESTMENTS                          $      --       $      --
                                                      ---------       ---------

OTHER INCOME:
Interest Income                                          12,600          28,300
                                                      ---------       ---------
      Net Investment Income                              12,600          28,300
                                                      ---------       ---------


EXPENSES:
Officer's Salary                                         30,000          30,000
Stockholder's Services and Reports                        1,100              --
Professional Fees                                        11,000             800
                                                      ---------       ---------

      Total Operating Expenses                           42,100          30,800
                                                      ---------       ---------

Net Income (Loss) from Operations                       (29,500)         (2,500)
                                                      ---------       ---------

EXTRAORDINARY ITEMS:
Loss Settlement of Litigation                          (958,400)             --
Gain Settlement Bankruptcy Debts                        178,000              --
                                                      ---------       ---------

      Total Extraordinary Items                        (780,400)             --
                                                      ---------       ---------

UNREALIZED APPRECIATION (DEPRECIATION)
  ON INVESTMENTS
Marketable Securities                                    (3,500)             --
                                                      ---------       ---------

Increase (Decrease) in Net Assets
  Resulting from Operations                           $(813,400)      $  (2,500)
                                                      =========       =========


See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1997 AND 1996


                                                         1997            1996
                                                         ----            ----
CHANGES IN NET ASSETS RESULTING FROM
  INVESTMENT ACTIVITIES
Net Income (Loss) from Operations                     $ (56,600)      $ (12,100)
Extraordinary Items                                    (780,400)             --
Unrealized Depreciation on Investments                   (3,500)             --
                                                      ---------       ---------

Increase (Decrease) in Net Assets                       840,500         (12,100)

Net Assets - Beginning of Period                        669,500         724,300
                                                      ---------       ---------

Net Assets - End of Period                            $(171,000)      $ (12,200)
                                                      =========       =========


Net Asset Value Per Outstanding
  Share of Common Stock                               $    (.01)      $     .22
                                                      =========       =========


See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996


                                                         1997            1996
                                                         ----            ----
CHANGES IN NET ASSETS RESULTING FROM
  INVESTMENT ACTIVITIES
Net Income (Loss) from Operations                     $ (29,500)      $  (2,500)
Extraordinary Items                                    (780,400)             --
Unrealized Depreciation on Investments                   (3,500)             --
                                                      ---------       ---------


Increase (Decrease) in Net Assets                      (813,400)         (2,500)
                                                      ---------       ---------

Net Assets - Beginning of Period                        642,400         714,700
                                                      ---------       ---------

Net Assets - End of Period                             (171,000)        712,200
                                                      ---------       ---------


Net Asset Value Per Outstanding
  Share of Common Stock                               $    (.01)      $     .22
                                                      =========       =========


See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997



NOTE 1 - ORGANIZATION

HITK Corporation (formerly High Technology Capital Corporation) (the "Company") was organized and incorporated on March 10, 1983, under the laws of the State of Delaware with authorized capital of 6,250,000 shares of common stock, par value $.001 per share, after giving effect to a 1:4 reverse stock split effective December 2, 1986. The Company has registered under the Investment Company Act of 1940 and has elected to be treated as a "Business Development Company".


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, HITK Communications, Inc. All intercompany transactions have been eliminated.

INCOME TAXES - Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. The tax benefit to operating losses and tax credit carryforwards are recognized if management believes, based on available evidence, that is more likely than not that they will be realized. Investment tax credits are accounted for under the flow-through method.

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents in excess of FDIC limits.

ANTICIPATED EFFECT OF RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS - The Company does not expect the effect of recently issued accounting standards, when adopted, to have a material impact on its financial position and results of operations.


NOTE 3 - NOTE RECEIVABLE

Note receivable at November 30, 1997 and February 28, 1997, in the amount of $219,700 and $219,700 respectively, has been valued by management at what they consider to be the net realizable value. The principal amount of the note is $570,000. Monthly payments include interest only at an annual interest rate of 5%, or 5% of the annual gross revenue of the borrower, whichever is less. All unpaid interest and principal is due June 24, 2015.

                                HITK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                NOVEMBER 30, 1997


NOTE 4 - CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash and cash equivalents consist of:

                                             November 30, 1997     February 28, 1997
                                             -----------------     -----------------
Cash in Banks                                     $ 24,800              $ 13,300
Certificates of Deposit                            550,000                    --
                                                  --------              --------
      Total                                       $574,800              $ 13,000
                                                  ========              ========


NOTE 5 - RESTRICTED CASH

In accordance with the Third Amended Plan of reorganization filed under Chapter 11 of the Bankruptcy Code, an interest bearing disbursement account shall be maintained to make payments on all allowed claims only upon order of the Bankruptcy Court. The balance in this disbursement account at November 30, 1997 and February 28, 1997 was $24,200 and $1,854,100, respectively.


NOTE 6 - INCOME TAXES

The Company filed a consolidated Federal Income Tax Return which included its wholly owned subsidiaries.

For tax purposes, the Company has a net operating loss carryforward of approximately $ 7,025,000 which expires as follows:

                December 31,  2002        $  3,250,000
                              2003             605,000
                              2004           2,480,000
                              2005             225,000
                              2006             105,000
                              2007              65,000
                              2008              85,000
                              2009             100,000
                              2010              55,000
                              2011              55,000
                                          ------------
                        Total             $  7,025,000
                                          ============

In addition, the Company has a capital loss carryforward in excess of $5,260,000.

                                HITK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                NOVEMBER 30, 1997



NOTE 7 - SETTLEMENT OF LITIGATION

During the period ended November 30, 1997, the Company and Bell Atlantic Systems Leasing International, Inc. (Bell Atlantic), reached a settlement on all claims between them which was approved by the bankruptcy court. On October 30, 1997, the Company made a payment to Bell Atlantic for $955,361, ending this litigation.

During the period ended November 30, 1997, the Company also settled all claims with the remaining Solar Age shareholders, paying them $3,000.


NOTE  8 - BANKRUPTCY

On October 21, 1988, as a result of Bell Atlantic obtaining an order freezing all of HITK's assets, the Company was forced to file a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Nevada. On September 13, 1989, the Unites States Bankruptcy Court confirmed HITK's plan of reorganization terminating the bankruptcy proceedings.

In October, 1997, the Company, with bankruptcy court approval, settled all disputed claims (except one claim where the individual could not be located) and made payments on all disputed and undisputed claims in the amount of $278,532. The Company recorded a net gain of $178,000, as a result of the settlement of all disputed claims.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.

For the nine months ended November 30, 1997, the Company had a net loss from operations of $56,600 compared to a net loss of $12,600 for the nine months ended November 30, 1996. Interest Income declined by $24,400 in 1997, as a result of two factors. In October 1997, the Company made payments of $1,236,893 settling its litigation and bankruptcy claims. This reduced interest income by approximately $6,000. In addition, interest payments on the note receivable are in arrears, and the Company has determined that income will be recorded only as payments are received until the arrearages have been repaid and interest payments are current.

Expenses for the nine months ended November 30, 1997, increased by $20,100 over the nine months ended November 30, 1996. Professional fees, primarily legal, increased by over $18,000 as a result of settling all litigation and bankruptcy claims.

On October 30, 1997, the Company took an extraordinary loss of $958,361 as a result of the bankruptcy court giving final approval to pay Bell Atlantic and the Solar Age shareholders in settlement of all claims between the Company and the above parties. In addition, the Company recorded a net gain of $178,012 as a result of the bankruptcy court approving settlements on all disputed claims and the payment of those settled claims and undisputed claims. (One disputed claim remains, but the individual cannot be located.)

During the period ended November 30, 1997, the Company recorded an unrealized loss of $3,500 on marketable securities.

LIQUIDITY AND WORKING  CAPITAL

As of November 30, 1997, cash and cash equivalent were approximately $574,800. Management intends to liquidate the one remaining disputed claim outstanding under its plan or reorganization which was approved by the bankruptcy court in September, 1989. The claim is approximately $25,000. Liquidation of the claim will satisfy all of the conditions set forth in its reorganization plan. Concurrently, HITK intends to pursue its claims against third parties arising out of the Bell Atlantic litigation, and, to the extent possible, to liquidate its remaining assets.

                                HITK CORPORATION
                           PART II - OTHER INFORMATION




ITEM 1  -  LEGAL PROCEEDINGS

As of November 30, 1997, HITK had settled with Bell Atlantic and the Solar Age defendants/counterclaim plaintiffs, and all claims against the Company which were the subject of the litigation have been dismissed.


ITEM 2  -  CHANGES IN SECURITIES

             None


ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

             None


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None


ITEM 5  -  OTHER INFORMATION

             None


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits
                None

      (b)     Reports on Form 8-K
                None

                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          HITK  CORPORATION






                                          By: /s/ Robert N. Schuck
                                              -----------------------
                                              Robert N. Schuck
                                              Chief Executive Officer
                                              and President



Dated: March 4, 1998
       -------------