Form 10-K
period 1998-02-28
HITK CORP
filed 1998-06-23
CIK 716706

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended                                 Commission File Number
   February 28, 1998                                            2-82427-NY
                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                HITK CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                         13-3159591
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation of organization)                               Number)

  68 Schraalenburgh Road
   P. O.  Box  233
   Harrington Park,  New Jersey                                07640
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:       (201)  784 - 5190


Securities registered pursuant to Section 12(b) of the Act:
                                    None

Securities registered pursuant to Section 12(g) of the Act:
                                    Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10K or any amendment to this Form 10K. [ ]

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on no bid price of such stock, as of May 15, 1998 is $0.

The number of shares outstanding of each of the registrant's classes of common stock, as of May 15, 1998 is 3,202,504 shares, all of one class of $.001 par value Common Stock.

(1) Affiliated for purposes of this item refer to those persons who are currently officers, directors and/or owners of 5 percent or more of the Company's outstanding Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE




a. Registrant's Form S-18 Registration Statement and Exhibit Book under file #2-82427-NY as effective May 13, 1983, and Form N-2 Registration Statement under File #2-94660 as effective August 14, 1985.


b. Forms 8-K dated October 21, 1988, April 15, 1988, January 11, 1988, October 30, 1987, August 31, 1987, April 29, 1987 and March 4, 1987 are incorporated by reference into Part II, Item 8 of this report.


c. Third amended plan of reorganization under Chapter 11 filed on July 14, 1989 and confirmed on September 13, 1989 with the United States Bankruptcy Court for the District of Nevada is incorporated by reference into Part II, Item 8 of this report.


d. Settlement agreement between HITK Corporation and Bell Atlantic Leasing International, Inc. is incorporated by reference.


e. Order confirming plan of reorganization under Chapter 11, filed on September 13, 1989, with the United States Bankruptcy Court for the district of Nevada is incorporated by reference.




                   (Balance of Page Left Intentionally Blank)

                                HITK CORPORATION

                                    FORM 10-K

                       FISCAL YEAR ENDED FEBRUARY 28, 1998

                                TABLE OF CONTENTS

                                                                        PAGE
PART I

   Item  1   -   Business                                               4 - 6

   Item  2   -   Properties                                                6

   Item  3   -   Legal Proceedings                                         6

   Item  4   -   Submission of Matters to a Vote of Security Holders       6

PART II

   Item  5   -   Market for Registrant's Common Stock and
                       Related Stockholder Matters                         7

   Item  6   -   Selected Financial Data                                   8

   Item  7   -   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                 9

   Item  8   -   Financial Statements and Supplementary Data           10 - 19

   Item  9   -   Changes in and Disagreement with Accountants on
                       Accounting and Financial Disclosure                20

PART III

   Item 10   -   Directors and Executive Officers of the Registrant    21 - 22

   Item 11   -   Executive Compensation                                   22

   Item 12   -   Security Ownership of Certain Beneficial
                        Owners and Management                             23

   Item 13   -   Certain Relationships and Related Transactions           23

PART IV

   Item 14   -   Exhibits, Financial Statements, Schedules, and
                  Reports on Form 8-K                                  24 - 26

SIGNATURES                                                               27

                                    FORM 10-K
                                     PART I


ITEM  1  -  BUSINESS

GENERAL DEVELOPMENT

HITK Corporation (the "Company") was organized and incorporated on March 10, 1983 under the laws of the State of Delaware with authorized capital of 6,250,000 shares of Common Stock. In July 1986, the Company organized and incorporated two wholly-owned administrative subsidiaries named HITK Communications Group and HITK Financial Group, Inc.

The Company commenced operations on June 1983. The Company was engaged in the following lines of business: consulting as to methods of obtaining financing and providing limited financing to prospective clients on a debt basis through the lending of Company funds; and taking equity positions in its clients.

In accordance with the Investment Company Act of 1940 ("the 1940 Act") and as a consequence of the Company having investment security value in excess of 40% of the value of its own assets, the Company became a non-diversified closed-end investment company and elected to be treated as a "Business Development Company" under the 1940 Act.

On November 9, 1984, the Company filed a notification of election to be treated as a Business Development Company under the 1940 Act. The 1940 Act restricts the Company's business purpose, its venture capital investment activities and the various types of companies in which it may invest. The Company must generally comply with these provisions in order to maintain its qualification to elect treatment as a Business Development Company. The investment objectives and policies may be changed by the Company's Board of Directors without prior approval of the holders of a majority of the outstanding voting securities, except for the Company's policies to operate as a Business Development Company under the 1940 Act, and its policies regarding leveraging its investment activities.

INVESTMENT OBJECTIVES AND POLICIES

The primary investment objective of the Company was to seek long-term capital appreciation by making debt and equity investments in new and emerging companies which the Company believed would offer long-term growth possibilities.

The Company sought to invest in established companies or subsidiaries thereof where the Company believed such investment offered significant long-term growth possibilities. In addition, the company sought to render services to and invest in companies that were experiencing financial difficulties if it was believed that its contribution to the management of such companies could reverse their circumstances and result in long-term appreciation of the Company's investments.

The Company sought portfolio investments in companies whose principals had successful related experience or were willing to employ appropriate talent to manage their companies.

The Company intended to invest in companies that could employ relatively small amounts of capital productively. Capital-intense projects were generally avoided.

Such policies were intended to serve only as a general guideline for the Company's investments. Those policies were not fundamental policies of the Company and could be changed by the Company's Board of Directors. Those policies were purposely flexible so that the Company could adapt to a continuously changing investment environment.

The Company sought to make venture capital investments as a co-investor with other non-affiliated professional venture capital groups or individuals. Working with other such investors would have also provided the Company with additional investment opportunities.

Because Business Development Investments were generally held for relatively long periods, it was expected that the Company's rate of portfolio turnover would be low, with the exception of money market securities and marketable securities in which the Company would invest (which would result in a high portfolio turnover in that segment of the portfolio). The Company did not purchase any securities, on margin, make short sales of securities, or purchase or sell commodities or commodity contracts except to the extent permissible; same being limited to 30% of its total invested assets as limited by Section 55 of the Investment Act. By virtue of the election by the Company to be treated as a Business Development Company under the 1940 Act, there were certain limitations on the Company's choice of investments.

Investment proposals came to the Company's attention from personal contacts of executive officers and members of the Board of Directors of the Company, stockholders, venture capitalists, or by referral from other non-affiliated persons, including bankers, lawyers, accountants, consultants and other members of the financial community. The Company also received unsolicited investment proposals. The Company paid finder's fees to firms or persons who generated attractive investment opportunities.

CONSULTING SERVICES

The Company offered financial consulting services to corporations. Those services included the following: the preparation of the client's financial forecasts; the determination of the client's present and future cash requirements; the evaluation of the client's present financial condition; analysis of the client's available collateral and the quality thereof; advice as to the type of financing that would be appropriate for the client; suggestions to the client as to how to develop sources for required financing; structuring the client's financing arrangements; and negotiating for the client with prospective providers of financing.

The Company offered consulting services relative to mergers and acquisitions. Those services included: establishing valuations of the client's business and that of the acquiring company or company to be acquired; an analysis setting forth the advantages and disadvantages of a proposed arrangement; advice regarding the identification of either acquisition candidates or of companies that may have had an interest in acquiring the client; preparation of a presentation for acquisition and merger purposes; structuring of merger and acquisition arrangements; negotiations; and liaison work with the client's attorneys and accountants, if any. Fees for merger and acquisition services were generally based upon a retainer, and/or in the event of a successful merger or acquisition, a negotiated percentage of the value of the Company acquired.

CURRENT STATUS OF OPERATIONS

On October 21, 1988 the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. On September 13, 1989, the United States Bankruptcy Court for the District of Nevada entered an order confirming the Company's plan of reorganization. Pursuant to the plan, the Company has liquidated virtually all of its assets and escrowed the proceeds from such sale in a disbursement account from which the claims of its creditors would be paid. The Company has settled all litigation in which it was involved and has paid all bankruptcy claims (except for one disputed claim in the approximate amount of $25,000.00 for which funds are being held in escrow.)

COMPETITION

In both business consulting and business development investing, the Company competed with a large number of persons and entities, including many with substantially greater financial and personal resources and more specialized experience than the Company. In the area of business consulting, the Company competed not only with other business development companies, but also with management consultants, investment bankers, financial planners, public accountants and others. In the area of business development investing, the Company competed with business development companies, privately placed venture funds, small business investment companies, venture capital subsidiaries of banks, insurance companies and industrial companies, and individuals of substantial means, among others. The principal methods of competition in both areas are quality and cost of service and acumen in the identification of potentially profitable opportunities.

EMPLOYEES

On February 28, 1998, there were two people employed by the Company and its wholly-owned administrative subsidiary.


ITEM  2.   PROPERTIES

Not Applicable.


ITEM 3.   LEGAL PROCEEDINGS

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    HITK 10-K
                                     PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) Market Information - The Company's common stock (all of which is one class, $.001 par value) is traded in the pink sheets. There has been no closing bid price of the stock since June 24, 1993.


                               Fiscal Years Ended


                                        February 28,                                February 28,
Quarter Ended                               1998                                       1997
-------------                       -----------------------                     -----------------------
                                    High             Low                        High             Low
                                    ----             ---                        ----             ---
May 31                              No Bid           No Bid                     No Bid           No Bid
August 31                           No Bid           No Bid                     No Bid           No Bid
November 30                         No Bid           No Bid                     No Bid           No Bid
February 28                         No Bid           No Bid                     No Bid           No Bid


(b) Holders - The approximate number of holders of record of the Company's common stock as of February 28, 1998 amounts of 1,066 inclusive of those brokerage firms and/or clearing houses holding the Company's common stock for their clients (with each such brokerage and/or clearing house being considered as one holder). The Company believes the total number of stockholders to be approximately 3,000.

(c) Dividends - The Company has not paid or declared any cash dividends upon its common stock since its inception, and by reason of its contemplated financial requirements, does not anticipate paying any cash dividends on its common stock in the near future.






                   (Balance of Page Left Intentionally Blank)

ITEM 6 - SELECTED FINANCIAL DATA

                                                                   FISCAL YEAR ENDED FEBRUARY 28,
                                                  1998           1997           1996           1995           1994
                                               -----------    -----------    -----------    -----------    -----------
Gross Investment Income                        $    86,400    $   113,100    $   136,800    $    94,200    $    75,300
Costs and Expenses                                 174,800        167,900        169,900        190,700        152,900
                                               -----------    -----------    -----------    -----------    -----------
Net Investment Income (Loss)                       (88,400)       (58,100)       (33,100)       (96,500)       (77,600)
                                                              -----------    -----------    -----------    -----------

Extraordinary Gain (Loss)                         (780,300)          --          (25,000)             -              -
                                               -----------    -----------    -----------    -----------    -----------
Unrealized Appreciation (Depreciation)
  on Investments                                     8,600           --             --          (29,500)             -
                                               -----------    -----------    -----------    -----------    -----------
Increase (Decrease) in Net Assets Resulting
  from Investment Activities                      (860,100)       (54,800)       (58,100)      (126,000)       (77,600)
                                               -----------    -----------    -----------    -----------    -----------
Net Increase (Decrease) in Net Asset Value        (860,100)       (54,800)       (58,100)      (126,000)       (77,600)
                                               -----------    -----------    -----------    -----------    -----------
Increase(Decrease)in Net Assets Per Share(1)   $      (.27)   $      (.01)   $      (.02)   $      (.04)   $      (.03)
                                               -----------    -----------    -----------    -----------    -----------

Balance Sheet:

Cash and Cash Equivalents                      $   568,800    $    13,000    $    12,200    $    15,800    $     5,800
                                               -----------    -----------    -----------    -----------    -----------
Restricted Cash                                     25,900      1,854,100      1,787,000      1,682,600      1,639,700
                                               -----------    -----------    -----------    -----------    -----------
Investments                                        249,400        219,700        219,700        222,800        252,400
                                               -----------    -----------    -----------    -----------    -----------
Total Assets                                       845,700      2,086,800      2,018,900      1,921,200      1,897,900
                                               -----------    -----------    -----------    -----------    -----------
Total Liabilities                                1,036,300      1,417,300      1,294,600      1,138,800        989,500
                                               -----------    -----------    -----------    -----------    -----------
Net Assets Applicable to Outstanding
  Common Shares (1)                               (190,600)       669,500        724,300        782,400        908,400
                                               -----------    -----------    -----------    -----------    -----------
Net Tangible Book Value                           (190,600)       669,500        724,300        782,400        908,400
                                               -----------    -----------    -----------    -----------    -----------
Net Tangible Book Value Per Share (1)          $      (.06)   $       .21    $       .22    $       .24    $       .28
                                               -----------    -----------    -----------    -----------    -----------
(1) Number of Shares Outstanding at
     End of Period                               3,202,504      3,202,504      3,202,504      3,202,504      3,202,504
                                               ===========    ===========    ===========    ===========    ===========

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
For the fiscal year ended February 28, 1998, the Company had a net decrease in assets of $860,100 compared to decreases of $54,800 and $58,100 for the years ended February 28, 1997 and 1996. Extraordinary items accounted for $780,300 of this decrease in 1998, compared to none in 1997, and $25,000 in 1996.

EXTRAORDINARY ITEMS
The extraordinary items were made up of two components relating to the Company settling its litigation with Bell Atlantic Systems Leasing International, Inc., for $955,300 and the Solar Age shareholders for $3,000, and the Bankruptcy Court approving settlement of all claims both disputed and undisputed, which resulted in a gain of $178,000.

INTEREST INCOME
Interest income in 1998, was $86,400 compared to $113,100 and $136,800 in 1997 and 1996, respectively. The decrease in 1997 is a result of two factors. In October, 1997, the Company made payments of $1,237,000 in settlement of litigation and bankruptcy claims. This reduced interest from November, 1997, through February, 1998, by approximately $21,000. In addition, interest payments on the notes receivable are in arrears, and the Company has decided that income will be recorded only as payments are received until the amount in arrears has been repaid and interest payments are current.

OPERATING EXPENSES
Operating expenses for the three years ended February 28, 1998, were $174,800, $167,900 and $169,900, respectively. Professional fees should decrease in future years as a result of the settlement reached in both the litigation and bankruptcy proceedings.

LIQUIDITY AND WORKING CAPITAL
At February 28, 1998, the Company had a working deficit and stockholders equity deficit of $190,600. This was an increase of $860,100 from February 28, 1997. The changes were primarily the result of settling litigation, disputed bankruptcy claims, and payment of all undisputed creditors of the bankruptcy estate.

The Company's ability to continue as a going concern are dependent on several factors. The Company intends (A) to pursue claims arising out of the Bell Atlantic litigation, (B) Liquidate certain assets, and (C) Negotiate reduction of liabilities with certain creditors, including $865,000 of deferred compensation to the CEO/President of the Company, and $113,000 in legal fees to a Director and Officer of the Company.


ITEM 8  -  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
HITK Corporation
40  First  Street
Nanuet,  New  York  10954

         I have audited the accompanying consolidated balance sheet of HITK Corporation as of February 28, 1998 and 1997, and the related consolidated statements of operations and changes in net assets for the three years then ended, and the schedule listed in the index at Item 14. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

          I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HITK Corporation at February 28, 1998 and February 29, 1997, and the results of its operations and changes in its net assets for the years then ended in conformity with generally accepted accounting principles. The schedule referred to above presents fairly, in all material respects, when read in conjunction with the related consolidated financial statements, the information therein set forth.

         As discussed more fully in Notes to the Consolidated Financial Statements, securities and note receivable amounting to $249,400 and $219,700 respectively (29.04% and 10.53% of total assets) have been valued at fair value as determined by the Board of Directors. I have reviewed the procedure applied by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair value involves subjective judgment which is not susceptible to substantiation by auditing procedures.

         The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7, the Company settled the litigation with Bell Atlantic Systems Leasing International, Inc., resulting in a loss of $955,361. As a result of this settlement, the Company has a deficit stockholders equity of $190,600. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters are described in
Note 9. These Consolidated Financial Statements do not include any adjustments that might result.





                                                     Respectfully submitted,



                                                     /S/ Sanford Feibusch
                                                     Certified Public Accountant


Monsey, New York
May  20, 1998

                                HITK CORPORATION
                           CONSOLIDATED BALANCE SHEET
                        AS OF FEBRUARY 28, 1998 AND 1997


                                     ASSETS

                                                                 1998           1997
                                                             -----------    -----------
CURRENT ASSETS:
Cash and Cash Equivalents                                    $   568,800    $    13,000
Restricted Cash                                                   25,900      1,854,100
Marketable Securities (Cost $21,122)                              29,700           --
Business Development Investments
  (Cost $64,600 and $64,600, respectively)                          --             --
Note Receivable - Net                                            219,700        219,700
Other Current Assets                                               1,600           --
                                                             -----------    -----------

         Total Assets                                        $   845,700    $ 2,086,800
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                        $ 1,036,300    $ 1,417,300
                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):
Common Stock, Par Value  $.001 Per Share
   6,250,000 Shares Authorized
   3,346,630 Shares Issued and Outstanding                         3,400          3,400
Additional Paid-in Capital                                     5,622,600      5,622,600
Retained Earnings                                             (4,913,800)    (4,045,100)
Net Unrealized Appreciation (Depreciation)
  on Investments                                                 (56,000)       (64,600)
                                                             -----------    -----------
         Total                                                   656,200      1,516,300

Less:  Treasury Stock  144,126 Shares at Cost                    846,800        846,800
                                                             -----------    -----------

         Total Stockholder's Equity (Deficit)                   (190,600)       669,500
                                                             -----------    -----------

         Total Liabilities and Stockholder's Equity          $   845,700    $ 2,086,800
                                                             ===========    ===========



See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                               FOR THE YEARS ENDED
                        FEBRUARY 28, 1997, 1996 AND 1995




                                            1998         1997         1996
                                            ----         ----         ----
Realized Gain (Loss) on Investments       $    --      $    --      $    --
                                          ---------    ---------    ---------

OTHER INCOME:
Interest Income                              86,400      113,100      136,800
                                          ---------    ---------    ---------

Net Investment Income (Loss)                 86,400      113,100      136,800
                                          ---------    ---------    ---------

EXPENSES:
Officer's Salary                            120,000      120,000      120,000
Stockholder's Services and Reports            2,700        2,700        5,400
Other General and Administrative
  Expenses                                   52,100       45,200       44,500
                                          ---------    ---------    ---------

         Total Expenses                     174,800      167,900      169,900
                                          ---------    ---------    ---------

Net Income(Loss) from Operations            (88,400)     (54,800)     (33,100)
                                          ---------    ---------    ---------

EXTRAORDINARY ITEMS:
Loss on Settlement of Litigation           (958,300)        --           --
Gain on settlement of Bankruptcy claims     178,000         --           --
                                          ---------    ---------    ---------

         Total Extraordinary Items         (780,300)        --        (25,000)
                                          ---------    ---------    ---------

UNREALIZED APPRECIATION (DEPRECIATION)
  ON INVESTMENTS
Marketable Securities                         8,600         --           --
                                          ---------    ---------    ---------

Increase (Decrease) in Net Assets
  Resulting from Operations               $(860,100)   $ (54,800)   $ (58,100)
                                          =========    =========    =========





See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                               FOR THE YEARS ENDED
                        FEBRUARY 28, 1998, 1997 AND 1996





                                          1998             1997             1996
                                          ----             ----             ----
INCREASE IN NET ASSETS RESULTING
  FROM INVESTMENT ACTIVITIES:
Net Income(Loss) from Operations        $ (88,400)       $ (54,800)       $ (58,100)

Extraordinary Items                      (780,300)            --               --

Net Unrealized Appreciation
  (Depreciation) on Investments             8,600             --               --
                                        ---------        ---------        ---------

Increase (Decrease) in Net Assets        (860,100)         (54,800)         (58,100)

Net Assets - Beginning of Year            669,500          724,300          782,400
                                        ---------        ---------        ---------

Net Assets - End of Year                $(190,600)       $ 669,500        $ 724,300
                                        =========        =========        =========





See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED FEBRUARY 28, 1998, 1997 AND 1996




                                                                                      Net Unrealized
                              Number of                 Additional                      Appreciation               Total
                               Shares      Common        Paid-In            Retained  (Depreciation)  Treasury  Stockholder's
                               Issued       Stock        Capital            Earnings  on Investments   Stock       Equity
                             ---------    ----------    -----------     -----------     ---------     --------    ---------
Balance-March 1, 1995        3,346,630    $    3,400    $ 5,622,600     $(3,932,200)    $ (64,600)    $846,800    $ 782,400

Net (Loss) for the Year
  Ended February 29,1996                                                    (58,100)                                (58,000)
                             ---------    ----------    -----------     -----------     ---------     --------    ---------
                             3,346,630         3,400      5,622,600      (3,990,300)      (64,600)     846,800      724,300

Net (Loss) for the Year
  Ended February 28, 1997                                                   (54,800)                                (54,800)
                             ---------    ----------    -----------     -----------     ---------     --------    ---------
                             3,346,630         3,400      5,622,600      (4,045,100)      (64,600)     846,800      669,500

Net (Loss) for the Year
  Ended February 28,1998                                                   (868,700)        8,600                  (860,100)
                             ---------    ----------    -----------     -----------     ---------     --------    ---------
Balance
  February 28, 1998          3,346,630    $    3,400    $ 5,622,600     $(4,913,800)    $ (56,000)    $846,800    $(190,600)
                             =========    ==========    ===========     ===========     =========     ========    =========





See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998




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

VALUATION OF ASSETS - Management has valued all securities and receivables at what they consider to be their net realizable value. An allowance will be recorded when value of the asset has been impaired.

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

                                HITK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                FEBRUARY 28, 1998




NOTE 3 - NOTE RECEIVABLE

Note receivable at February 28, 1998 and February 29, 1997, in the amount of $219,700 and $219,700 respectively, has been valued by management at what they consider to be the net realizable value. The principal amount of the note is $570,000. Monthly payments include interest only at an annual interest rate of 9.5%, or 5% of the annual gross revenue of the borrower, whichever is less. All unpaid interest and principal is due June 24, 2015.


NOTE 4 - CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash and cash equivalents consist of:

                                                        February 28, 1998  February 29, 1997

                           Cash in Banks                    $  568,800         $  13,000
                                                            ----------         ---------


NOTE 5 - RESTRICTED CASH

In accordance with the Third Amended Plan of reorganization filed under Chapter 11 of the Bankruptcy Code, all proceeds from the sale of plan assets were deposited in an interest bearing disbursement account from which the Company was to make payments on all allowed claims only upon order of the Bankruptcy Court. The balance in this disbursement account at February 28, 1998 and February 29, 1997 was $25,900 and $1,854,100, respectively. (See Note 8.)


NOTE 6 - INCOME TAXES

The Company filed a consolidated Federal Income Tax Return which included its wholly owned subsidiaries.

For tax purposes, the Company has a net operating loss carryforward of approximately $ 7,025,000 which expires as follows:

                                HITK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                FEBRUARY 28, 1998




NOTE 6 - INCOME TAXES (CONTINUED)

                               December 31, 2002              $  3,250,000
                                            2003                   605,000
                                            2004                 2,480,000
                                            2005                   225,000
                                            2006                   105,000
                                            2007                    65,000
                                            2008                    85,000
                                            2009                   100,000
                                            2010                    55,000
                                            2011                    55,000
                                            2012                   860,000
                                                              ------------
                                    Total                     $  7,885,000
                                                              ============

In addition, the Company has a capital loss carryforward in excess of $5,260,000.


NOTE 7 - SETTLEMENT OF LITIGATION

In March, 1997, subject to Bankruptcy Court approval, the Company and Bell Atlantic Systems Leasing International, Inc. (Bell Atlantic) entered into a settlement agreement pursuant to which Bell Atlantic agreed to compromise its claims against the Company which were in excess of $4,000,000.00 for payment of the sum of $955,361.00 In addition, the Company and Bell Atlantic released all claims as against the other. In September, the Bankruptcy Court entered an order approving the settlement and authorized the Company to pay Bell Atlantic the settlement amount, which has been recorded in the financial statements as an extraordinary loss resulting from settlement of litigation.

In 1997, the Bankruptcy Court also approved the settlement agreement between the Company and the remaining Solar Age shareholders which was the subject of the litigation entitled HITK Corporation v. Allen Schwanke, et.al., pursuant to which the Solar Age shareholders compromised their claims against the Company for the payment of $3,000.00.

                                HITK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                FEBRUARY 28, 1998


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

In September, 1997, the Bankruptcy Court approved the settlement entered into between the Company and Bell Atlantic, and approved the payment to Bell Atlantic of $955,361 from the disbursement account. During 1997, pursuant to objections filed by the Company, the Bankruptcy Court entered a series of orders which disposed of all but one of the disputed claims of creditors of the bankruptcy estate, either sustaining the Company's objections and dismissing the claims or approving the compromise and settlement of those claims. As a result of the Company's ability to dispose of all of the disputed claims, with the exception of one outstanding claim, the Company was able to pay all undisputed creditors in full with interest according to the terms of its plan of reorganization. The total amount disbursed by the Company on the claims of all creditors other than the claim of Bell Atlantic and the one remaining disputed claimant was $283,532, which was less than the amount previously recorded, and resulted in an extraordinary gain of $178,000 on the settlement of these claims. The Company has been ordered to retain $25,533 in the disbursement account for one claim which has not been settled. The remaining balance in the disbursement account in excess of the $25,533, has been invested in short term certificates of deposit.


NOTE 9 - GOING CONCERN

As a result of the settlement of litigation between the Company and Bell Atlantic, the Company recorded an extraordinary loss from this settlement of $955,361. The 1998 loss left the Company with liabilities exceeding assets by $190,600.

The management of the Company intends to take the following actions to alleviate the going concern problem: (A) Pursue claims arising out of the Bell Atlantic Litigation, (B) Liquidate certain assets, and (C) Negotiate reduction of liabilities with certain creditors, including $865,000 of deferred compensation to the CEO/President and $113,000 in legal fees to a Director of the Company.

ITEM  9.  -  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURES

None.



                   (Balance of Page Left Intentionally Blank)

                                    HITK 10-K
                                    PART III



ITEM  10.  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)  Identification of Directors

                     Name                   Age                  Director Since

                  Robert N. Schuck           61                       1986
                  Herbert Maslo              60                       1990
                  John Gitlin                55                       1997

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

         (b)  Identification of Executive Officers

          Name                    Age              Office          Officer Since

       Robert N. Schuck           61            C.E.O./President     1987/1986
       John Gitlin                55             V. President        1997

Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until the successors have been elected and have qualified.

(c) The following is a brief account of the business experience of each officer and/or director of the Company during the past ten years.

Robert N. Schuck has been an officer of the Company since September, 1985. In May, 1986, he was elected President and a director of the Company. In addition, Mr. Schuck is an officer and/or director of various affiliates of the Company. Mr. Schuck has been a director of Power Tech Systems, Inc. since September, 1988. Mr. Schuck had been Executive Vice President and a director of Executive Telecard Ltd. from 1989 to 1997. Mr. Schuck is also a director and President of Solar Age Industries, and is President and a director of B.C. Communications, Inc. a publicly-held corporation in which HITK is 48.6% stockholder. From 1966 to February, 1985, he was employed by Solar Turbines, Inc., a subsidiary of Caterpillar Tractor Company, holding positions from field service manager to Eastern Regional Sales and Service Manager.

Herbert Maslo has been a director of the Company since March, 1990. In March, 1990, he became a director and President of Power Tech Systems, Inc. Prior to that, Mr. Maslo had retired from New York Telephone, a division of Nynex, after 23 years where he held various engineering positions including central office planning, installations and engineering as a project manager. Mr. Maslo holds a B.A. Degree in Mechanical Engineering from the Newark College of Engineering.

John Gitlin has been a director of the Company since January, 1997, and an Officer since October, 1997. From 1979 to 1981, Mr. Gitlin held the position of staff attorney with the United States Department of Justice, Antitrust Division. From 1981 through April of 1994, Mr. Gitlin was a partner in the law firm of Fischer, Gitlin & Sanger in Dallas, Texas. From May, 1994, to 1997, Mr. Gitlin assumed the position of Secretary with Executive Telecard, Ltd.


ITEM 11  -  EXECUTIVE COMPENSATION

The following represents a schedule of the most highly compensated executive officers or directors of the Company to whom the total remuneration required to be disclosed exceeds $60,000. and all directors and officers of the Company as a group.


   Name of Individual           Capacities in               Cash and Equivalent
   or  Persons in Group         Which Served              Forms of Compensation

All Officers as a group
  (1 person)                    N/A                               None.



(a)               Stock Options

                  During the fiscal year 1998, there were no options available for the directors and officers listed as a group in the Executive Compensation Table.

(b)               Termination of Employment and Change of Control Arrangement

                  The Company has no compensatory plan or arrangement with respect to any individual named in the Executive Compensation Table (Item 11) which results or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The individuals listed below are known to the Company to be beneficial owners of more than 5% of the 3,202,504 shares of the Company's outstanding common stock (all of which are $.001 par value) as of February 28, 1998.

                                    Number of Shares
          Name and Address          Owned of Record          Percent of Common
         of Beneficial Owner        and Beneficially         Stock Outstanding

         Deborah Isaacson               395,500                      12.35%
                                                                     ------

         Robert N. Schuck               529,000                      16.52%
                                                                     ------


(b)  SECURITY OWNERSHIP OF MANAGEMENT

The table presented below represents the number of shares and percentage of common stock outstanding of the Company owned by each of the Directors and Officers of the Company as of the year ended February 28, 1998.

         Name and Address               Shares Owned of        Percent of Common
         of Beneficial Owner        Record and Beneficially    Stock Outstanding

         Robert N. Schuck
         68 Schraalenburgh Road             529,000                  16.52%
         Harrington Park, NJ 07640


ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No additional information other than that already indicated in this 10-K and those documents incorporated by reference herein.




                   (Balance of Page Left Intentionally Blank)

                                    FORM 10-K
                                     PART IV



ITEM  14  -  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

                                                                                            PAGE
                                                                                            ----


(a)(1)   The following financial statements and schedules are included in Part
         II, Item 8:

         Report of Independent Certified Public Accountants                               10 - 11

         Financial Statements:

            Consolidated Balance Sheet as of February 28, 1998 and 1997                      12

            Consolidated Statement of Operations for the three years
            ended February 28, 1998.                                                         13

            Consolidated Statement of Changes in Net Assets for the three
            years ended February 28, 1998.                                                  14

            Consolidated Statement of Changes in Stockholders' Equity for the
            three years ended February 28, 1998                                              15


            Notes to Consolidated Financial Statements.                                   16 - 19


(a)(2) The following financial schedules for the year 1998 are submitted herewith:

         Schedule   I  -   Investment in Securities of Affiliated
                           and Unaffiliated Issuers                                          25


                           All other schedules are omitted as they are note applicable or are not required, or the information is given in the financial statements.

                                HITK CORPORATION
                     INVESTMENTS IN SECURITIES OF AFFILIATES
                            AND UNAFFILIATED ISSUERS
                                FEBRUARY 28, 1998


                                   SCHEDULE I



                                              NUMBER OF
                                             SHARES OF               FAIR VALUE
                           ACQUISITION      COMMON STOCK      --------------------
AFFILIATES                    DATE             OWNED          PER SHARE       TOTAL         COST
----------                 -----------      ------------      ---------       -----         ----

NONRESTRICTED SHARES
  PUBLIC  COMPANIES:

B.C.Communications         February 1987       180,000,000       $ --      $    --         $52,800
Power Tech Systems         October 1985            118,100         --           --           1,200
Solar Age Industries       April 1986            1,050,000         --           --          10,500
Recognition                June 1988               243,267         --           --            --
                                                                                           -------

                  Total                                                                    $64,500
                                                                                           =======

NON AFFILIATES
  NONRESTRICTED SHARES
  PUBLIC COMPANIES:

Executive Telecard
  Ltd.                     November 1997           9,000          3.30      29,700          21,122


                  Total Value of Affiliates
                       and Nonaffiliates                                   $29,700         $85,622
                                                                           =======         =======

                 INVESTMENT CHARACTERISTICS DISCLOSURE STATEMENT




Pursuant to Section 64(b) (1) of the Investment Company Act of 1940, a business development company is required to describe the risk factors involved in an investment in the securities of such company due to the nature of its investment portfolio. Accordingly, the Company states that:

The fundamental earnings object is dependent upon the growth in value of the usually small and/or immature companies in which the Company invests. The Company's investment portfolio includes securities which, in addition to being unable to pay dividends, are subject to legal or contractual restrictions on resale, which restrictions adversely affect the liquidity and marketability of such securities.

The Company's Business Development Investments are, in the main, planned to take several years (4 to 7) to mature with the result that common stock stockholders may not experience in the next few years, if ever, any gain (whether through stock price appreciation or dividend distribution) on their investment.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                HITK CORPORATION



Dated:   June 14, 1998                           BY:  /S/  Robert N. Schuck
                                                      ---------------------
                                                Robert N. Schuck
                                                Chief Executive Officer
                                                President
                                                and a Director


Pursuant to requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.



Dated:   June 14, 1998                          BY:  /S/  Robert N. Schuck
                                                     ---------------------
                                                Robert N. Schuck
                                                Chief Executive Officer
                                                President
                                                and a Director



Dated:   June 14, 1998                          BY:  /S/  Herbert Maslo
                                                     ------------------
                                                Herbert Maslo
                                                Director



Dated:   June 14, 1998                          BY:  /S/  John Gitlin
                                                     ----------------
                                                John Gitlin
                                                Director