Form 10-Q
period 1998-05-31
HITK CORP
filed 1998-08-26
CIK 716706

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                          Commission File Number
      May 31, 1998                                     2-82427-NY

                                HITK CORPORATION
             (Exact name of registrant as specified in its charter)



          Delaware                                      13-3159591
(State or other jurisdiction of             (I.R.S. Employee Identification No.)
incorporation or organization)


68 Schraalenburg Road
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



                        YES    X                 NO



The number of shares outstanding of each of the registrant's classes of common stock, as of July 1, 1998, is 3,202,504 shares, all of one class of $0.001 par value common stock.

                                HITK CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED MAY 31, 1998


                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I  -  FINANCIAL INFORMATION

         Item 1   -  Financial Statements

                  -  Consolidated Balance Sheet as of
                      May 31, 1998 and February 28, 1997                              4

                  -  Consolidated Statement of Operations for the
                      three months ended May 31, 1998 and 1997                        5

                  -  Consolidated Statement of Changes in Net Assets for
                      the three months ended May 31, 1998 and 1997                    6

                  -  Notes to Consolidated Financial Statements                  7 - 10

         Item 2  -  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                            11

PART II - OTHER INFORMATION

         Item 1  -  Legal Proceedings                                                12

         Item 2  -  Changes in Securities                                            12

         Item 3  -  Defaults upon Senior Securities                                  12

         Item 4  -  Submission of Matters to a Vote of Security Holders              12

         Item 5  -  Other Information                                                12

         Item 6  -  Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                                           13

                          PART I. FINANCIAL INFORMATION

                                HITK CORPORATION

                           QUARTER ENDED MAY 31, 1998


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

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K for the year ended February 28, 1998, filed with the Securities and Exchange Commission.

The results of operations for the three months ended May 31, 1998, are not necessarily indicative of results to be expected for the entire fiscal year ending February 28, 1999.


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

                                HITK CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                May 31, 1998        February 28,
                                                                 (Unaudited)            1998
                                                                -------------       ------------
                              ASSETS
CURRENT ASSETS:
Cash and Cash Equivalent                                         $   576,700        $   568,800
Restricted Cash                                                       26,100             25,900
Marketable Securities
  (Cost $3,532 and $21,122,  respectively)                             3,500             29,700
Business Development Investments
  (Cost $64,600 and $64,600 respectively)                                 --                 --
Note Receivable - Net                                                115,000            219,700
Other Current Assets                                                      --              1,600
                                                                 -----------        -----------

         Total Assets                                            $   721,300        $   845,700
                                                                 ===========        ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                            $ 1,064,200        $ 1,036,300
                                                                 -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common Stock, Par Value  $.001 per share
    6,250,000 Shares Authorized
    3,346,630 Shares Issued and Outstanding                            3,400              3,400
Additional Paid-in Capital                                         5,622,600          5,622,600
Retained Earnings                                                 (5,057,400)        (4,913,800)
Net Unrealized Appreciation (Depreciation)
  on Investments                                                     (64,700)           (56,000)
                                                                 -----------        -----------
         Total                                                       503,900            656,200

Less:  Treasury Stock  144,126 Shares at Cost                        846,800            846,800
                                                                 -----------        -----------

         Total Stockholder's Equity (Deficit)                       (342,900)          (190,600)
                                                                 -----------        -----------

         Total Liabilities and Stockholder's Equity              $   721,300        $   845,700
                                                                 ===========        ===========


See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 1998 AND 1997
                                   (UNAUDITED)

                                                1998            1997
                                             ---------        --------
REALIZED GAIN ON INVESTMENTS                 $     800        $     --
                                             ---------        --------

OTHER INCOME:
Interest Income                                 13,100          27,900
                                             ---------        --------

Net Investment Income                           13,900          27,900
                                             ---------        --------


EXPENSES:
Officer's Salary                                30,000          30,000
Stockholder's Services and Reports                 900           4,800
Professional Fees                               19,700           3,600
Office                                           2,200              --
Bad Debt Expense                               104,700              --
                                             ---------        --------

         Total Expenses                        157,500          38,400
                                             ---------        --------

Net Income (Loss) from Operations             (143,600)        (10,500)
                                             ---------        --------

UNREALIZED APPRECIATION (DEPRECIATION)
  ON INVESTMENTS
Marketable Securities                           (8,700)             --
                                             ---------        --------

Increase (Decrease) in Net Assets
  Resulting from Operations                  $(152,300)       $(10,500)
                                             =========        ========

See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                FOR THE THREE MONTHS ENDED MAY 31, 1998 AND 1997


                                                    1998             1997
                                                 ---------        ---------
CHANGES IN NET ASSETS RESULTING FROM
  INVESTMENT ACTIVITIES
Net Income (Loss) from Operations                $(143,600)       $ (10,500)
                                                 ---------        ---------

Net Unrealized Appreciation (Depreciation)
  on Investments                                    (8,700)              --
                                                 ---------        ---------

Increase (Decrease) in Net Assets                 (152,300)         (10,500)

Net Assets - Beginning of Period                  (190,600)         669,500
                                                 ---------        ---------

Net Assets - End of Period                       $(342,900)       $ 659,000
                                                 =========        =========


Net Asset Value Per Outstanding
  Share of Common Stock                          $    (.11)       $     .21
                                                 =========        =========

See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998



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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, HITK Financial Group, Inc. All intercompany transactions have been eliminated.

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

                                HITK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 31, 1998



NOTE 3 - NOTE RECEIVABLE

Note receivable at May 31, 1998 and February 28, 1998, in the amount of $115,000 and $219,700 respectively, has been valued by management at what they consider to be the net realizable value. For the period ended May 31, 1998, the Company set up an additional reserve for bad debt of $104,700. The principal amount of the note is $570,000. Monthly payments include interest only at an annual interest rate of 5%, or 5% of the annual gross revenue of the borrower, whichever is less. All unpaid interest and principal is due June 24, 2015.


NOTE 4 - CASH AND CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash and cash equivalents consist of:

                                     May 31, 1998              February 28, 1998
                                     ------------              -----------------
       Cash in Banks                  $  576,700                  $  568,800
                                      ----------                  ----------


NOTE 5 - RESTRICTED CASH

In accordance with the Third Amended Plan of reorganization filed under Chapter 11 of the Bankruptcy Code, all proceeds from the sale of plan assets are to be deposited in an interest bearing disbursement account from which the Company shall make payments on all allowed claims only upon order of the Bankruptcy Court. The balance in this disbursement account at May 31, 1998 and February 27, 1998 was $26,100 and $25,900, respectively (See Note 8.)



NOTE 6 - INCOME TAXES


The Company filed a consolidated Federal Income Tax Return which included its wholly owned subsidiaries.

For tax purposes, the Company has a net operating loss carryforward of approximately $ 7,885,000 which expires as follows:

                                HITK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 31, 1998


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


NOTE  7 - BANKRUPTCY

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

In October, 1997, the Bankruptcy Court approved the settlement entered into between the Company and Bell Atlantic, and approved the payment to Bell Atlantic of $955.361. from the disbursement account. During 1997, pursuant to objections filed by the Company, the Bankruptcy Court entered a series of orders which disposed of all but one of the disputed claims of creditors of the bankruptcy estate, either sustaining the Company's objections and dismissing the claims or approving the compromise and settlement of those claims. As a result of the Company's ability to dispose of all of the disputed claims, with the exception of one outstanding claims, the Company was able to pay all undisputed creditors in full with interest according to the terms of its plan of reorganization. The total amount disbursed the Company on the claims of all creditors other than the claim of Bell Atlantic and the one remaining disputed claimant was $283,532, which was less than the amount previously recorded, and resulted in an extraordinary gain of $178,000 on the settlement of these claims. The Company has been ordered to retain $25,533 in the disbursement account for one claims which has not been settled. The remaining balance in the disbursement account in excess of the $25,533, has been invested in short term certificates of deposit.


                                HITK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 31, 1998




NOTE 8  -  GOING CONCERN

As a result of the settlement of litigation between the Company and Bell Atlantic, the Company recorded an extraordinary loss from this settlement of $955,361. The 1998 loss left the Company with liabilities exceeding assets by $190,600. At May 31, 1998, liabilities exceeded assets by $342,900.

The management of the Company intends to take the following actions to alleviate the going concern problem: (A) Pursue claims arising out of the Bell Atlantic litigation; (B) Liquidate certain assets; and (C) Negotiate reduction of liabilities with certain creditors, including $895,000 of deferred compensation to the CEO/President and $113,000 in legal fees to a Director of the Company.



NOTE 9  -  SUBSEQUENT EVENTS


In June, 1998, the last remaining disputed claim against HITK was dismissed by the Bankruptcy Court removing the restriction on $26,100 remaining in the restricted cash account. This, effectively, closed the bankruptcy proceedings.




ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

For the three months ended May 31, 1998, the Company had a net loss from operations of $143,600 compared to a loss of $10,500 for the three months ended May 31, 1997. Interest income decreased by $14,800. In October, 1997, the Company made payments of $1,237,000 in settlement of litigation and bankruptcy claims. This is the primary reason for the decrease in interest income in 1998.

Operating expenses for the three months ended May 31, 1998 were $157,500 compared to $38,400 for the three months ended May 31, 1997, an increase of $143,100. Professional fees, including court costs, accounted for $16,100 of the increase in finalizing the bankruptcy. The Company also increased the allowance for bad debt on the note receivable by $104,700. For the three months ended May 31, 1998, the Company realized a gain of $800 on the sale of marketable securities and an unrealized loss of $8,700 reversing the fourth quarter of fiscal 1998 gain.


LIQUIDITY AND WORKING CAPITAL

At May 31, 1998, the Company had a working capital deficit of $342,900. This is an increase of $156,400 from February 28, 1998, due to the loss in the three month period ended May 31, 1998.

The Company's ability to continue as a going concern are dependent on several factors. (A) The Company intends to pursue claims arising out of Bell Atlantic litigation. (B) Liquidate certain assets, and (C) Negotiate reduction of liabilities with certain creditors, including $875,000 of deferred compensation to the CEO/President of the Company, and $113,000 in legal fees to a Director and Officer of the Company.

                                HITK CORPORATION
                           PART II - OTHER INFORMATION



ITEM 1  -  LEGAL PROCEEDINGS
                None.


ITEM 2  -  CHANGES IN SECURITIES
                None


ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES
                None


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                None

ITEM 5  -  OTHER INFORMATION
                None

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
                  None

         (b)   Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    HITK  CORPORATION





                                    By:     /S/  Robert N. Schuck
                                           -------------------------------
                                           Robert N. Schuck
                                           Chief Executive Officer
                                           and President



Dated:   August 7, 1998