Form 10-Q
period 1998-11-30
HITK CORP
filed 1999-07-22
CIK 716706

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                     Commission File Number
  November 30, 1998                                             2-82427-NY

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



                  YES   X                             NO
                      -----                              -----



The number of shares outstanding of each of the registrant's classes of common stock, as of November 30, 1998, is 3,116,075 shares, all of one class of $0.001 par value common stock.

                                HITK CORPORATION
                                    FORM 10-Q
                         QUARTER ENDED NOVEMBER 30, 1998


                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I  -  FINANCIAL INFORMATION

         Item 1   -  Financial Statements

                  -  Consolidated Balance Sheet as of
                     November 30, 1998 and February 28, 1998                     4

                  -  Consolidated Statement of Operations for the
                     nine months ended November 30, 1998 and 1997                5

                  -  Consolidated Statement of Operations for the
                     three months ended November 30, 1998 and 1997               6

                  -  Consolidated Statement of Changes in Net Assets for
                     the nine months ended November 31, 1998 and 1997            7

                  -  Consolidated Statement of Changes in Net Assets for
                     the three months ended November 30, 1998 and 1997           8

                  -  Notes to Consolidated Financial Statements             9 - 11

         Item 2   -  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                        12

PART II - OTHER INFORMATION

         Item 1   -  Legal Proceedings                                          13

         Item 2   -  Changes in Securities                                      13

         Item 3   -  Defaults upon Senior Securities                            13

         Item 4   -  Submission of Matters to a Vote of Security Holders        13

         Item 5   -  Other Information                                          13

         Item 6   -  Exhibits and Reports on Form 8-K                           13

SIGNATURES                                                                      14

                          PART I. FINANCIAL INFORMATION

                                HITK CORPORATION

                         QUARTER ENDED NOVEMBER 30, 1998


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

The results of operations for the nine months ended November 30, 1998, are not necessarily indicative of results to be expected for the entire fiscal year ending February 28, 1999.


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

                                HITK CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                          ASSETS

                                                       November 30, 1998     February 28,
                                                          (Unaudited)            1998
                                                          -----------            ----
CURRENT ASSETS:
Cash and Cash Equivalent                                  $   670,600        $   568,800
Restricted Cash                                                    --             25,900
Marketable Securities                                           8,700             29,700
Other Investments
  (Cost $54,000 and $64,600 respectively)                          --                 --
Note Receivable - Net of Allowance of
  $319,500 and $179,200                                        11,400            219,700
Other Current Assets                                            7,200              1,600
                                                          -----------        -----------


         Total Assets                                     $   697,900        $   845,700
                                                          ===========        ===========

                          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                     $ 1,091,700        $ 1,036,300
                                                          -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common Stock, Par Value  $.001 per share
    6,250,000 Shares Authorized
    3,346,630 Shares Issued and Outstanding                     3,400              3,400
Additional Paid-in Capital                                  5,622,600          5,622,600
Retained Earnings                                          (5,112,700)        (4,913,800)
Net Unrealized Appreciation (Depreciation)
  on Investments                                              (60,300)           (56,000)
                                                          -----------        -----------
         Total                                               (453,000)           656,200
Less: Treasury Stock  230,105 Shares at Cost                  846,800            846,800
                                                          -----------        -----------

         Total Stockholder's Equity (Deficit)                (393,800)          (190,600)
                                                          -----------        -----------

         Total Liabilities and Stockholder's Equity       $   697,900        $   845,700
                                                          ===========        ===========


See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                       1998              1997
                                                       ----              ----
REALIZED GAIN ON INVESTMENTS                        $  50,300         $      --
                                                    ---------         ---------

OTHER INCOME:
Interest and Dividends                                 35,600            66,600
                                                    ---------         ---------
         Net Investment Income                         85,900            66,000
                                                    ---------         ---------

EXPENSES:
Officer's Salary                                       90,000            90,000
Stockholder's Services and Reports                      2,700             6,700
Professional Fees                                      93,200            26,500
Office                                                 22,800                --
Bad Debt Expense                                      249,800                --
                                                    ---------         ---------

         Total Operating Expenses                     458,500           123,200
                                                    ---------         ---------

Net Income (Loss) from Operations                    (372,600)          (56,600)
                                                    ---------         ---------

EXTRAORDINARY ITEMS:
Loss Settlement of Litigation                              --          (958,400)
Gain Settlement Bankruptcy Debts                       23,700           178,000
Insurance Proceeds                                    150,000                --
                                                    ---------         ---------


         Total Extraordinary Items                    173,700          (780,400)
                                                    ---------         ---------

UNREALIZED APPRECIATION (DEPRECIATION)
  ON INVESTMENTS
Marketable Securities                                 (14,800)           (3,500)
Other Investments                                      10,500                --
                                                    ---------         ---------

         Total                                         (4,300)           (3,500)
                                                    ---------         ---------

Increase (Decrease) in Net Assets
  Resulting from Operations                         $(203,200)        $(840,500)
                                                    =========         =========


See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                       1998              1997
                                                       ----              ----
REALIZED GAIN ON INVESTMENTS                        $      --         $      --
                                                    ---------         ---------

OTHER INCOME:
Interest Income                                         9,100            12,600
                                                    ---------         ---------
         Net Investment Income                          9,100            12,600
                                                    ---------         ---------

EXPENSES:
Officer's Salary                                       30,000            30,000
Stockholder's Services and Reports                        900             1,100
Professional Fees                                      60,200            11,000
Office                                                  4,400                --
Bad Debt Expense                                      140,300                --
                                                    ---------         ---------
         Total Operating Expenses                    (235,800)           42,100
                                                    ---------         ---------

Net Income (Loss) from Operations                    (185,500)          (29,500)
                                                    ---------         ---------

EXTRAORDINARY ITEMS:
Loss Settlement of Litigation                              --          (958,400)
Gain Settlement Bankruptcy Debts                           --           178,000
Insurance Proceeds                                    150,000                --
                                                    ---------         ---------

         Total Extraordinary Items                    150,000          (780,400)
                                                    ---------         ---------

UNREALIZED APPRECIATION (DEPRECIATION)
  ON INVESTMENTS
Marketable Securities                                  (4,700)           (3,500)
                                                    ---------         ---------

Increase (Decrease) in Net Assets
  Resulting from Operations                         $ (81,400)        $(813,400)
                                                    =========         =========




See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 1998 AND 1997




                                                       1998              1997
                                                       ----              ----
CHANGES IN NET ASSETS RESULTING FROM
  INVESTMENT ACTIVITIES
Net Income (Loss) from Operations                   $(372,600)        $ (56,600)
Extraordinary Items                                   173,700          (780,400)
Unrealized Depreciation on Investments                 (4,300)           (3,500)
                                                    ---------         ---------

Increase (Decrease) in Net Assets                    (203,200)         (840,500)

Net Assets - Beginning of Period                     (190,600)          669,500
                                                    ---------         ---------

Net Assets - End of Period                          $(393,800)        $(171,000)
                                                    =========         =========

Net Asset Value Per Outstanding
  Share of Common Stock                             $    (.01)        $    (.01)
                                                    =========         =========




See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997




                                                       1998              1997
                                                       ----              ----
CHANGES IN NET ASSETS RESULTING FROM
  INVESTMENT ACTIVITIES
Net Income (Loss) from Operations                   $(226,700)        $ (29,500)
Extraordinary Items                                   150,000          (780,400)
Unrealized Depreciation on Investments                 (4,700)           (3,500)
                                                    ---------         ---------


Increase (Decrease) in Net Assets                     (81,400)         (813,400)
                                                    ---------         ---------

Net Assets - Beginning of Period                     (312,400)          642,400
                                                    ---------         ---------

Net Assets - End of Period                           (393,800)         (171,000)
                                                    ---------         ---------


Net Asset Value Per Outstanding
  Share of Common Stock                             $    (.01)        $    (.01)
                                                    =========         =========




See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


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


NOTE 3 - NOTE RECEIVABLE

Note receivable at November 30, 1998 and February 28, 1998, in the amount of $11,400 and $219,700 respectively, has been valued by management at what they consider to be the net realizable value. For the period ended November 30, 1998, the Company set up an additional reserve for bad debt of $249,800, since the two notes are in default and the collection of any principal and interest is not determinable. The principal amount of one note is $570,000. Monthly payments include interest only at an annual interest rate of 5%, or 5% of the annual gross revenue of the borrower, whichever is less. All unpaid interest and principal is due June 24, 2015.

                                HITK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                NOVEMBER 30, 1998



NOTE 3 - NOTE RECEIVABLE (CONTINUED)

In July, 1998, the Company loaned $30,000 payable in twelve monthly installments of $2,630.13, including principal and interest at 9.5%, the final payment due September 1, 1999. None of the payments were ever made and the Company has set up a reserve for bad debts of $30,000 since collection of the principal and interest cannot be determined.

In May, 1998, the Company loaned $15,000 payable in twelve monthly installments, interest of 10.5% only for three months, eight monthly installments of $1,322.23 with a balloon payment of $5,220.49 due May 25, 1999.


NOTE 4 - CASH AND CASH EQUIVALENTS
Cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash and cash equivalents consist of:

                                           November 30, 1998   February 28, 1998
                                           -----------------   -----------------
                  Cash in Banks                $  670,600         $  568,800


NOTE 5 - RESTRICTED CASH

In accordance with the Third Amended Plan of reorganization filed under Chapter 11 of the Bankruptcy Code, all proceeds from the sale of assets were deposited into an interest bearing disbursement account from which the Company made payments on all allowed claims. The balance in this disbursement account at February 28, 1998 was $25,900. In 1998, the bankruptcy proceedings ended and the account was closed.


NOTE 6 - INCOME TAXES

The Company filed a consolidated Federal Income Tax Return which included its wholly owned subsidiaries.

For tax purposes, the Company has a net operating loss carryforward of approximately $ 7,885,000 which expires as follows:

                                HITK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                NOVEMBER 30, 1998




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
                                                              ============



NOTE 7 - BANKRUPTCY

In June, 1998, an order was entered by the Bankruptcy Court closing the bankruptcy proceedings.


NOTE  8 - GOING CONCERN

At November, 1998, liabilities exceeded assets by $352,600.

The management of the Company intends to take the following actions to alleviate the going concern problem: (A) Liquidate certain assets; and (B) Negotiate reduction of liabilities with certain creditors, including $955,000 of deferred compensation to the CEO/President and $154,200 in legal fees to a Director of the Company.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.

For the nine months ended November 30, 1998, the Company had a net loss from operations of $372,600 compared to a net loss from operations for the nine months ended November 30, 1997 of $56,600. In 1998, the Company realized a gain of $40,300 from the sale of its shares in other investments which had previously been written off as a worthless security. Interest income declined to $35,600 from $66,000 as a result of paying bankruptcy and litigation claims of $1,236,700 in 1997.

Operating Expense for the nine months ended November 30, 1998 were $458,500, an increase of $294,100 from 1997. The Company wrote off $250,000 as bad debt expense on notes receivable which are in arrears and collection on those notes of principal and interest cannot be determined. Professional fees, primarily legal, increased by $66,700 includes payment of the bankruptcy court fees, sale of shares in a business development company and efforts to collect on notes receivable.

In 1997, the Company had an extraordinary loss on settlement of litigation of $958,400 and a gain on settlement of bankruptcy debts of $178,000. In 1998, the Company had a gain of $23,700 on the settlement of the final bankruptcy debts and collected insurance proceeds of $150,000 related to litigation which was settled in 1997.



LIQUIDITY AND WORKING  CAPITAL

As of November 30, 1998, the Company had a working capital deficit of $393,800. This is an increase of $203,200 from February 28, 1998 due to the loss for the nine months ended November 30, 1998. The Company's ability to continue as a going concern is dependent on several factors: (A) Liquidation of assets including share in public companies no longer traded, and (B) Negotiate reduction of liabilities with certain creditors, including $920,000 of deferred compensation to the CEO/President of the Company and $154,200 in legal fees to a Director and Officer of the Company.

                                HITK CORPORATION
                           PART II - OTHER INFORMATION




ITEM 1  -  LEGAL PROCEEDINGS

           None


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





Dated: July 7, 1999