Form 10-K
period 1999-02-28
HITK CORP
filed 1999-07-22
CIK 716706

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended                                 Commission File Number
   February 28, 1999                                              2-82427-NY
   -----------------                                              ----------
                                       OR

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934


                                HITK CORPORATION
--------------------------------------------------------------------------------
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

             Yes      X                         No
                 -----------                         -----------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10K or any amendment to this Form 10K. [ ]

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on no bid price of such stock, as of May 27, 1999 is $0.

The number of shares outstanding of each of the registrant's classes of common stock, as of May 15, 1999 is 3,116,075 shares, all of one class of $.001 par value Common Stock.

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




                   (Balance of Page Left Intentionally Blank)

                                HITK CORPORATION

                                    FORM 10-K

                       FISCAL YEAR ENDED FEBRUARY 28, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
 PART I

    Item  1   -   Business                                                4 - 5

    Item  2   -   Properties                                                5

    Item  3   -   Legal Proceedings                                         5

    Item  4   -   Submission of Matters to a Vote of Security Holders       5

 PART II

    Item  5   -   Market for Registrant's Common Stock and
                        Related Stockholder Matters                         6

    Item  6   -   Selected Financial Data                                   7

    Item  7   -   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                 8

    Item  8   -   Financial Statements and Supplementary Data             9 - 19

    Item  9   -   Changes in and Disagreement with Accountants on
                        Accounting and Financial Disclosure                20

 PART III

    Item 10   -   Directors and Executive Officers of the Registrant     21 - 22

    Item 11   -   Executive Compensation                                   22

    Item 12   -   Security Ownership of Certain Beneficial
                         Owners and Management                             23

    Item 13   -   Certain Relationships and Related Transactions           23

 PART IV

    Item 14   -   Exhibits, Financial Statements, Schedules, and
                   Reports on Form 8-K                                   24 - 26

 SIGNATURES                                                                27

                                    FORM 10-K
                                     PART I


ITEM  1  -  BUSINESS
--------------------

GENERAL DEVELOPMENT
-------------------

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


INVESTMENT OBJECTIVES AND POLICIES
----------------------------------

The primary investment objective of the Company was to seek long-term capital appreciation by making debt and equity investments in new and emerging companies which the Company believed would offer long-term growth possibilities.


CURRENT STATUS OF OPERATIONS
----------------------------

On October 21, 1988 the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. On September 13, 1989, the United States Bankruptcy Court for the District of Nevada entered an order confirming the Company's plan of reorganization. Pursuant to the plan, the Company liquidated virtually all of its assets and escrowed the proceeds from such sale in a disbursement account from which the claims of its creditors were to be paid. In 1997, the Company settled all litigation in which it was involved and paid all bankruptcy claims according to the terms of its plan. In June, 1998, the bankruptcy court entered an order closing HITK's bankruptcy proceedings.

EMPLOYEES
---------

On February 28, 1999, there were two people employed by the Company.


ITEM  2.   PROPERTIES
---------------------

Not Applicable.


ITEM 3.   LEGAL PROCEEDINGS
---------------------------

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

None.

                                    HITK 10-K
                                     PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

(a) Market Information - The Company's common stock (all of which is one class, $.001 par value) is traded in the pink sheets. There has been no closing bid price of the stock since June 24, 1993.


                               Fiscal Years Ended
                               ------------------


                                    February 28,                         February 28,
Quarter Ended                          1999                                 1998
-------------                ------------------------             ------------------------
                             High             Low                 High             Low
                             ----             ---                 ----             ---
May 31                       No Bid           No Bid              No Bid           No Bid
August 31                    No Bid           No Bid              No Bid           No Bid
November 30                  No Bid           No Bid              No Bid           No Bid
February 28                  No Bid           No Bid              No Bid           No Bid


(b) Holders - The approximate number of holders of record of the Company's common stock as of February 28, 1999 amounts of 1,066 inclusive of those brokerage firms and/or clearing houses holding the Company's common stock for their clients (with each such brokerage and/or clearing house being considered as one holder). The Company believes the total number of stockholders to be approximately 3,000.

(c) Dividends - The Company has not paid or declared any cash dividends upon its common stock since its inception, and by reason of its contemplated financial requirements, does not anticipate paying any cash dividends on its common stock in the near future.






                   (Balance of Page Left Intentionally Blank)

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

                         FISCAL YEAR ENDED FEBRUARY 28,
                  ---------------------------------------------

                                                 1997              1996            1995                   1999             1998
                                                 ----              ----            ----                   ----             ----


Gross Investment Income                     $    92,400        $    86,400        $   113,100        $   136,800        $    94,200

Costs and Expenses                              513,800            174,800            167,900            169,900            190,700
                                            -----------        -----------        -----------        -----------        -----------

Net Investment Income
(Loss)                                         (421,400)           (88,400)       $   (58,100)       $   (33,100)       $   (96,500)
                                            -----------        -----------        -----------        -----------        -----------
Extraordinary Gain
(Loss)                                          273,700           (780,300)              --              (25,000)       $      --
                                            -----------        -----------        -----------        -----------        -----------
Unrealized
Appreciation
(Depreciation)
on Investments                                   (6,200)             8,600               --                 --          $   (29,500)
                                            -----------        -----------        -----------        -----------        -----------
Increase (Decrease) in
Net Assets Resulting
from Investment
Activities                                  $  (153,900)       $  (860,100)       $   (54,800)       $   (58,100)       $  (126,000)
                                            -----------        -----------        -----------        -----------        -----------

Net Increase
(Decrease) in Net
Asset Value                                 $  (153,900)       $  (860,100)       $   (54,800)       $   (58,100)       $  (126,000)
                                            -----------        -----------        -----------        -----------        -----------
Increase(Decrease)in
Net Assets Per Share(1)                     $      (.05)       $      (.27)       $      (.01)       $      (.02)       $      (.04)
                                            -----------        -----------        -----------        -----------        -----------
Balance Sheet:

Cash and Cash
Equivalents                                 $   655,500        $   568,800        $    13,000        $    12,200        $    15,800
                                            -----------        -----------        -----------        -----------        -----------
Restricted Cash                                    --               25,900        $ 1,854,100        $ 1,787,000        $ 1,682,600
                                            -----------        -----------        -----------        -----------        -----------
Investments                                      13,300            249,400        $   219,700        $   219,700        $   222,800
                                            -----------        -----------        -----------        -----------        -----------
Total Assets                                    676,100            845,700        $ 2,086,800        $ 2,018,900        $ 1,921,200
                                            -----------        -----------        -----------        -----------        -----------
Total Liabilities                             1,020,600          1,036,300        $ 1,417,300        $ 1,294,600        $ 1,138,800
                                            -----------        -----------        -----------        -----------        -----------
Net Assets Applicable
to Outstanding
Common Shares (1)                              (344,500)          (190,600)       $   669,500        $   724,300        $   782,400
                                            -----------        -----------        -----------        -----------        -----------
Net Tangible Book Value                        (344,400)          (190,600)       $   669,500        $   724,300        $   782,400
                                            -----------        -----------        -----------        -----------        -----------
Net Tangible Book
Value Per Share (1)                         $      (.11)       $      (.06)       $       .21        $       .22        $       .24
                                            -----------        -----------        -----------        -----------        -----------
(1) Number of Shares
Outstanding at
End of Period                                 3,116,075          3,202,504          3,202,504          3,202,504          3,202,504
                                            ===========        ===========        ===========        ===========        ===========

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

RESULTS OF OPERATIONS
---------------------
For the year ended February 28, 1999, the Company had a net decrease in assets of $153,900 compared to a net decrease of $860,100 and $54,800 for the years ended February 28, 1998 and 1997.

NET INVESTMENT INCOME
---------------------
In 1999, the Company recorded a realized gain on investments of $49,100. In 1999, the Company had interest and dividend income of $43,300 compared to $86,400 and $113,100 in 1998 and 1997. In October, 1997, the Company made payments of $1,237,000 which settled its litigation and bankruptcy claims. This reduced interest income in 1999 by $43,000 and in 1998 by approximately $21,000. In addition, interest payment on notes receivable ceased in August, 1998, further reducing interest income. In 1998, interest payments were in arrears and income was recorded only when payments were received.

EXTRAORDINARY ITEMS
-------------------
In 1999, the Company recorded the following extraordinary items: (1) Gain on settlement of bankruptcy debts of $23,700, (2) Insurance proceeds of $150,000 from the settlement of an insurance claim related to the Bell Atlantic litigation, and (3) Forgiveness of $100,000 in debt due the CEO/President of the Company. In 1998, the extraordinary items were made up of two components relating to the Company settling its litigation with Bell Atlantic Systems Leasing International, Inc., for $955,300 and the Solar Age shareholders for $3,000, and the Bankruptcy Court approving settlement of all claims both disputed and undisputed, which resulted in a gain of $178,000.

OPERATING EXPENSES
------------------
Operating expenses for the three years ended February 28, 1999, were $513,800, $174,800 and $167,900, respectively. The increase in 1999, over 1998 and 1997, of approximately $340,000 was composed of two main components. The Company recorded an allowance for bad debt expense of $249,700 related notes receivable and additional professional fees and court costs in closing the bankruptcy of $70,000. Other operating expenses increased by approximately $20,000.

LIQUIDITY AND WORKING CAPITAL
-----------------------------
As of February 28, 1999, the Company had a stockholders deficit of $344,500. This is a result of recurring operating losses and the extraordinary loss of $955,361 recorded from the settlement between Bell Atlantic and the Company.

The Management of the Company intends to take the following actions to alleviate the continuing going concern problem. (A) Litigate collection on notes which are in default that the Company has recorded a 100% reserve. (B) Sell the Company shares in shell corporations which had previously been written off. (C) Negotiate a reduction of liabilities with certain creditors including $845,000 in deferred compensation to the CEO/President and $155,000 in legal fees to VP/Director of the Company.

ITEM 8  -  FINANCIAL STATEMENTS
-------------------------------

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Board of Directors
HITK Corporation
40  First  Street
Nanuet,  New  York  10954

         I have audited the accompanying balance sheet of HITK Corporation as of February 28, 1999 and 1998, and the related statements of operations and changes in net assets for the three years then ended, and the schedule listed in the index at Item 14. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HITK Corporation at February 28, 1999 and February 29, 1998, and the results of its operations and changes in its net assets for the years then ended in conformity with generally accepted accounting principles. The schedule referred to above presents fairly, in all material respects, when read in conjunction with the related consolidated financial statements, the information therein set forth.

         As discussed more fully in Notes to the Financial Statements, securities and note receivable amounting to $13,300 and $249,400 respectively (1.97% and 19.04% of total assets) have been valued at fair value as determined by the Board of Directors. I have reviewed the procedure applied by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair value involves subjective judgment which is not susceptible to substantiation by auditing procedures.

         The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6, the Company settled the litigation with Bell Atlantic Systems Leasing International, Inc., resulting in a loss of $955,361. As a result of this settlement and continuing losses from operations, the Company has a deficit stockholders equity of $(344,500). This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters are described in Note 9. These Financial Statements do not include any adjustments that might result.





                                         Respectfully submitted,


                                         /s/ Sanford Feibusch
                                         --------------------------
                                             Sanford Feibusch
                                         Certified Public Accountant



















Monsey, New York
May  20, 1999

                                HITK CORPORATION
                                ----------------
                                  BALANCE SHEET
                                  -------------
                        AS OF FEBRUARY 28, 1999 AND 1998
                        --------------------------------


                                     ASSETS

                                                                                                     1999                  1998
                                                                                                     ----                  ----
CURRENT ASSETS:
Cash and Cash Equivalents                                                                       $   655,500             $   568,800
Restricted Cash                                                                                        --                    25,900
Marketable Securities (Cost $14,982
  and $21,122,  respectively)                                                                         5,600                  29,700
Other Investments
  (Cost $52,900 and $64,600, respectively)                                                             --                      --
Notes Receivable - Net of allowance for doubtful
  accounts of $319,500 and $69,700  respectively)                                                     7,700                 219,700
Other Current Assets                                                                                  7,300                   1,600
                                                                                                -----------             -----------
         Total Assets                                                                           $   676,100             $   845,700
                                                                                                ===========             ===========


                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
--------------------
Accounts Payable and Accrued Expenses                                                           $ 1,020,600             $ 1,036,300
                                                                                                -----------             -----------

COMMITMENTS AND CONTINGENCIES
-----------------------------

STOCKHOLDER'S EQUITY (DEFICIT):
-------------------------------
Common Stock, Par Value  $.001 Per Share
   6,250,000 Shares Authorized
   3,346,630 Shares Issued and Outstanding                                                            3,400                   3,400
Additional Paid-in Capital                                                                        5,622,600               5,622,600
Retained Earnings                                                                                (5,061,500)             (4,913,800)
Net Unrealized Appreciation (Depreciation)
  on Investments                                                                                    (62,200)                (56,000)
                                                                                                -----------             -----------
         Total                                                                                      502,300                 656,200

Less:  Treasury Stock  230,105 Shares at Cost                                                       846,800                 846,800
                                                                                                -----------             -----------

         Total Stockholder's Equity (Deficit)                                                      (344,500)               (190,600)
                                                                                                -----------             -----------

         Total Liabilities and Stockholder's Equity                                             $   676,100             $   845,700
                                                                                                ===========             ===========


See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                                ----------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                               FOR THE YEARS ENDED
                               -------------------
                        FEBRUARY 28, 1999, 1998 AND 1997
                        --------------------------------


                                                                                 1999                 1998                  1997
                                                                                ----                  ----                  ----

Realized Gain (Loss) on Investments                                           $  49,100             $    --               $    --
                                                                              ---------             ---------             ---------

OTHER INCOME:
-------------
Interest and Dividends                                                           43,300                86,400               113,100
                                                                              ---------             ---------             ---------

Net Investment Income (Loss)                                                     92,400                86,400               113,100
                                                                              ---------             ---------             ---------

EXPENSES:
---------
Officer's Salary                                                                120,000               120,000               120,000
Stockholder's Services and Reports                                                2,700                 2,700                 2,700
Other General and Administrative Expenses                                       141,400                52,100                45,200
Bad Debt Expense                                                                249,700                  --                    --
                                                                              ---------             ---------             ---------

         Total Expenses                                                         513,800               174,800               167,900
                                                                              ---------             ---------             ---------

Net Income(Loss) from Operations                                               (421,400)              (88,400)              (54,800)
                                                                              ---------             ---------             ---------

EXTRAORDINARY ITEMS:
--------------------
Loss on Settlement of Litigation                                                   --                (958,300)                 --
Gain Settlement Bankruptcy Debts                                                 23,700               178,000                  --
Forgiveness of Debt                                                             100,000                  --                    --
Insurance Proceeds                                                              150,000                  --                    --
                                                                              ---------             ---------             ---------

         Total Extraordinary Items                                              273,700              (780,300)                 --
                                                                              ---------             ---------             ---------

UNREALIZED APPRECIATION (DEPRECIATION)
--------------------------------------
  ON INVESTMENTS
  --------------
Marketable Securities                                                            (9,400)                8,600                  --
Other Investments                                                                 3,200                  --                    --
                                                                              ---------             ---------             ---------

         Total                                                                   (6,200)                 --                    --
                                                                              ---------             ---------             ---------

Increase (Decrease) in Net Assets
  Resulting from Operations                                                   $(153,900)            $(860,100)            $ (54,800)
                                                                              =========             =========             =========



See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                                ----------------
                       STATEMENT OF CHANGES IN NET ASSETS
                       ----------------------------------
                               FOR THE YEARS ENDED
                               -------------------
                        FEBRUARY 28, 1999, 1998 AND 1997
                        --------------------------------





                                                                             1999                       1998                1997
                                                                             ----                       ----                ----

INCREASE IN NET ASSETS RESULTING
--------------------------------
  FROM INVESTMENT ACTIVITIES:
  ---------------------------
Net Income(Loss) from Operations                                          $(421,400)              $ (88,400)              $ (54,800)

Extraordinary Items                                                         273,700                (780,300)                   --

Net Unrealized Appreciation
  (Depreciation) on Investments                                              (6,200)                  8,600                    --
                                                                          ---------               ---------               ---------

Increase (Decrease) in Net Assets                                          (153,900)               (860,100)                (54,800)

Net Assets - Beginning of Year                                             (190,600)                669,500                 724,300
                                                                          ---------               ---------               ---------

Net Assets - End of Year                                                  $(344,500)              $(190,600)              $ 669,500
                                                                          =========               =========               =========















See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                                ----------------
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  --------------------------------------------
              FOR THE YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997
              ----------------------------------------------------


                                                                               Net Unrealized
                             Number of                     Additional                  Appreciation                      Total
                               Shares          Common       Paid-In      Retained     (Depreciation)     Treasury     Stockholder's
                               Issued          Stock        Capital       Earnings     on Investments      Stock         Equity
                             ---------      -----------   ------------    --------     --------------   -----------   --------------




Balance-March 1, 1996         3,346,630   $     3,400    $ 5,622,600    $(3,990,300)   $   (64,600)   $   846,800    $   724,300

Net (Loss) for the Year
  Ended February 28, 1997                                                   (54,800)                                     (54,800)
                              ---------   -----------    -----------    -----------    -----------    -----------    -----------
                              3,346,630         3,400      5,622,600     (4,045,100)       (64,600)       846,800        669,500

Net (Loss) for the Year
  Ended February 28,  1998                                                 (868,700)         8,600                      (860,100)
                              ---------   -----------    -----------    -----------    -----------    -----------    -----------

                              3,346,630         3,400      5,622,600     (4,913,800)       (56,000)       846,800       (190,600)
Net (Loss) for the Year
  Ended February
   28, 1999                                                                (147,700)        (6,200)                     (153,900)
                              ---------   -----------    -----------    -----------    -----------    -----------    -----------
Balance
  February 28, 1999

                              3,346,630   $     3,400    $ 5,622,600    $(5,061,500)   $   (62,200)   $   846,800    $  (344,500)
                              =========   ===========    ===========    ===========    ===========    ===========    ===========







See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                                ----------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                FEBRUARY 28, 1999
                                -----------------




NOTE 1 - ORGANIZATION
---------------------

HITK Corporation (formerly High Technology Capital Corporation) (the "Company") was organized and incorporated on March 10, 1983, under the laws of the State of Delaware. The Company has authorized capital of 6,250,000 shares of common stock, par value $.001 per share. The Company has registered under the Investment Company Act of 1940 and has elected to be treated as a "Business Development Company."


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

CASH AND CASH EQUIVALENTS - Cash equivalents include all highly liquid investments with an original maturity of three months or less.

                                HITK CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                FEBRUARY 28, 1999


NOTE 3 - NOTES RECEIVABLE

Note receivable at February 28, 1999 and 1998, in the amount of $7,700 and $219,700 respectively, has been valued by management at what they consider to be the net realizable value.

The Company has a note receivable with a principal amount of $570,000 which they had acquired for $289,500 and had previously set up a reserve for $69,800. In August, 1998, the borrower ceased making payment, and collection of the principal and unpaid interest cannot be determined. The Company has recorded an allowance of $219,700 in 1999, for the principal not previously reserved. The note is due June 24, 2015, with an annual interest rate of 9.5%.

In July, 1998, the Company loaned $30,000 payable in twelve monthly installments of $2,630.13, including principal and interest at 9.5%, the final payment due September 1, 1999. None of the payments were made and the Company has recorded an allowance for bad debts of $30,000 since collection of the principal and interest cannot be determined.

In May, 1998, the Company loaned $15,000 payable in twelve monthly installments, interest of 10.5% only for three months, eight monthly installments of $1,322.23 with a balloon payment of $5,220.49 due May 25, 1999.


NOTE 4 - RESTRICTED CASH

In accordance with the Third Amended Plan of reorganization filed under Chapter 11 of the Bankruptcy Code, all proceeds from the sale of plan assets were deposited in an interest bearing disbursement account from which the Company was to make payments on all allowed claims only upon order of the Bankruptcy Court. The balance in this disbursement account at February 28, 1998 was $25,900.
The account was closed in 1998.


NOTE 5 - INCOME TAXES

The Company filed a consolidated Federal Income Tax Return which included its wholly owned subsidiaries.

For tax purposes, the Company has a net operating loss carryforward of approximately $ 7,208,000 which expires as follows:

                                HITK CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                FEBRUARY 28, 1999


NOTE 5 - INCOME TAXES (CONTINUED)

                           December 31,  2002                 $  3,250,000
                                         2003                      605,000
                                         2004                    2,480,000
                                         2005                      225,000
                                         2006                      105,000
                                         2007                       65,000
                                         2008                       85,000
                                         2009                      100,000
                                         2010                       55,000
                                         2011                       55,000
                                         2012                      860,000
                                         2013                       97,000
                                                              ------------
                                    Total                     $  7,208,000
                                                              ============

NOTE 6 - SETTLEMENT OF LITIGATION

In March, 1997, subject to Bankruptcy Court approval, the Company and Bell Atlantic Systems Leasing International, Inc. (Bell Atlantic) entered into a settlement agreement pursuant to which Bell Atlantic agreed to compromise its claims against the Company which were in excess of $4,000,000 for payment of the sum of $955,361. In addition, the Company and Bell Atlantic released all claims as against the other. In October, the Bankruptcy Court entered an order approving the settlement and authorized the Company to pay Bell Atlantic the settlement amount, which has been recorded in the financial statements as an extraordinary loss resulting from settlement of litigation.

In 1997, the Bankruptcy Court also approved the settlement agreement between the Company and the Solar Age shareholders which was the subject of the litigation entitled HITK Corporation v. Allen Schwanke, et.al., pursuant to which the Solar Age shareholders compromised their claims as against the Company for the payment of $3,000.

In September, 1998, the Company settled a claim with its insurance company and collected $150,000 related to the Bell Atlantic litigation.

                                HITK CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                FEBRUARY 28, 1999



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

In October, 1997, the Bankruptcy Court approved the settlement entered into between the Company and Bell Atlantic, and approved the payment to Bell Atlantic of $955,361 from the disbursement account. During 1997, pursuant to objections filed by the Company, the Bankruptcy Court entered a series of orders which disposed of all but one of the disputed claims. The total amount disbursed by the Company on the claims of all creditors other than the claim of Bell Atlantic and the one remaining disputed claimant was $283,532, which was less than the amount previously recorded, and resulted in an extraordinary gain of $178,000 on the settlement of these claims.

In 1998, the remaining disputed claim was dismissed and the Company recorded an extraordinary gain on the settlement of bankruptcy debts.

In June, 1998, an order was entered by the Bankruptcy Court closing the bankruptcy proceedings.


NOTE 8 - RELATED PARTY TRANSACTIONS

On January 3, 1999, the Company entered into an agreement with Mr. Robert N. Schuck, Chief Executive Officer and President of the Company, whereby Mr. Schuck forgave $100,000 of indebtedness due him in exchange for shares of stock in several dormant companies for which there is no bid price, and which the Company had previously written off as worthless securities.

                                HITK CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                FEBRUARY 28, 1999




NOTE  9  -  GOING  CONCERN

As of February 28, 1999, the Company had a stockholders deficit of $344,500. This is a result of recurring operating losses and the extraordinary loss of $955,361 recorded from the settlement between Bell Atlantic and the Company.

The Management of the Company intends to take the following actions to alleviate the continuing going concern problem. (A) Litigate collection on notes which are in default that the Company has recorded as 100% reserve. (B) Sell the Company's shares in corporations which had previously been written off. (C) Negotiate a reduction of liabilities with certain creditors, including $845,000 in deferred compensation to the CEO/President and $155,000 in legal fees to VP/Director of the Company.

ITEM  9.  -  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURES

None.


                   (Balance of Page Left Intentionally Blank)

                                    HITK 10-K
                                    PART III



ITEM  10.  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors

                     Name                   Age               Director Since
                     ----                   ---               --------------
                  Robert N. Schuck           62                    1986
                  Herbert Maslo              61                    1990
                  John Gitlin                56                    1997

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

(b)  Identification of Executive Officers

                     Name              Age                        Office             Officer Since
                     ----              ---                        ------             -------------
                  Robert N. Schuck      62                    C.E.O./President         1987/1986
                  John Gitlin           56                     V. President                 1997

Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until the successors have been elected and have qualified.

(c) The following is a brief account of the business experience of each officer and/or director of the Company during the past ten years.

Robert N. Schuck has been an officer of the Company since September, 1985. In May, 1986, he was elected President and a director of the Company. In addition, Mr. Schuck is an officer and/or director of various affiliates of the Company. Mr. Schuck has been a director of Power Tech Systems, Inc. since September, 1988. Mr. Schuck had been Executive Vice President and a director of Executive Telecard Ltd. from 1989 to 1997, and is President and a director of Cathel Partners, Inc., a publicly-held corporation in which HITK is 53.27% stockholder.

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

John Gitlin has been a director of the Company since January, 1997, and an Officer since October, 1997. From 1978 to 1982, Mr. Gitlin held the position of staff attorney with the United States Department of Justice, Antitrust Division. From 1982 through April of 1994, Mr. Gitlin was a partner in the law firm of Fischer, Gitlin & Sanger in Dallas, Texas. From May, 1994, to 1997, Mr. Gitlin held the position of Secretary with Executive Telecard, Ltd.


ITEM 11  -  EXECUTIVE COMPENSATION

The following represents a schedule of the most highly compensated executive officers or directors of the Company to whom the total remuneration required to be disclosed exceeds $60,000. and all directors and officers of the Company as a group.

   Name of Individual                       Capacities in                       Cash and Equivalent
   or Persons in Group                      Which Served                       Forms of Compensation
   -------------------                      ------------                       ---------------------
All Officers as a group
  (1 person)                                        N/A                                 None.

(a)               Stock Options

                  During the fiscal year 1999, there were no options available for the directors and officers listed as a group in the Executive Compensation Table.

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

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The individuals listed below are known to the Company to be beneficial owners of more than 5% of the 3,116,075 shares of the Company's outstanding common stock (all of which are $.001 par value) as of February 28, 1999.

                                        Number of Shares
          Name and Address              Owned of Record            Percent of Common
         of Beneficial Owner            and Beneficially           Stock Outstanding
         -------------------            ----------------           -----------------
         Deborah Isaacson                  395,500                       12.35%
                                                                         ------

         Robert N. Schuck                  587,891                       18.87%
                                                                         ------

(B)  SECURITY OWNERSHIP OF MANAGEMENT

The table presented below represents the number of shares and percentage of common stock outstanding of the Company owned by each of the Directors and Officers of the Company as of the year ended February 28, 1999.

          Name and Address               Shares Owned of                Percent of Common
         of Beneficial Owner          Record and Beneficially           Stock Outstanding
         -------------------          -----------------------           -----------------
         Robert N. Schuck
         68 Schraalenburg Road              587,891                          18.87%
         Harrington Park, NJ 07640

ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No additional information other than that already indicated in this 10-K and those documents incorporated by reference herein.

                                    FORM 10-K
                                     PART IV



ITEM  14  -  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

                                                                                    PAGE
                                                                                    ----
(a)(1)   The following financial statements and schedules are included in Part
         II, Item 8:

         Report of Independent Certified Public Accountants                        9 - 10

         Financial Statements:

            Consolidated Balance Sheet as of February 28, 1999 and 1998              11

            Consolidated Statement of Operations for the three years
            ended February 28, 1999.                                                 12

            Consolidated Statement of Changes in Net Assets for the three
            years ended February 28, 1999.                                           13

            Consolidated Statement of Changes in Stockholders' Equity for
            the three years ended February 28, 1999.                                 14


            Notes to Consolidated Financial Statements.                           15 - 19


(a)(2) The following financial schedules for the year 1999 are submitted herewith:

         Schedule   I  -   Investment in Securities of Affiliated
                           and Unaffiliated Issuers                                  25

                           All other schedules are omitted as they are note applicable or are not required, or the information is given in the financial statements.

                                HITK CORPORATION
                     INVESTMENTS IN SECURITIES OF AFFILIATES
                            AND UNAFFILIATED ISSUERS
                                FEBRUARY 28, 1999


                                   SCHEDULE I

                                               NUMBER OF
                                               SHARES OF                     FAIR VALUE
                            ACQUISITION       COMMON STOCK             ----------------------
AFFILIATES                      DATE              OWNED                PER SHARE        TOTAL            COST
----------                      ----              -----                ---------        -----            ----
NONRESTRICTED SHARES
  PUBLIC  COMPANIES:
Cathel Partners, Inc.
  (previously, B. C.
   Communications)         February 1987          250,055              $     -          $    -         $52,800

                  Total                                                                                $52,800
                                                                                                       =======


NON AFFILIATES
  NONRESTRICTED SHARES
  PUBLIC COMPANIES:

PTI Holdings, Inc.         April 1998               2,000                2.813           5,626          14,982


                  Total Value of Affiliates
                       and Nonaffiliates                                                $5,626         $67,782
                                                                                        =========      =======

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

The Company's Business Development Investments were, in the main, planned to take several years (4 to 7) to mature with the result that common stock stockholders may not experience in the next few years, if ever, any gain (whether through stock price appreciation or dividend distribution) on their investment.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  HITK CORPORATION



Dated: July 7, 1999                          BY:  /S/  Robert N. Schuck
                                                  Robert N. Schuck
                                                  Chief Executive Officer
                                                  President
                                                  and a Director



Pursuant to requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.



Dated: July 7, 1999                          BY:  /S/  Robert N. Schuck
                                                  Robert N. Schuck
                                                  Chief Executive Officer
                                                  President
                                                  and a Director



Dated: July 7, 1999                          BY:  /S/  Herbert Maslo
                                                  Herbert Maslo
                                                  Director



Dated: July 7, 1999                          BY:  /S/  John Gitlin
                                                  John Gitlin
                                                  Director