Form 10-Q
period 1999-05-31
HITK CORP
filed 1999-09-21
CIK 716706

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number

      May 31, 1999                                              2-82427-NY
      ------------                                              ----------

                                HITK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       13-3159591
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employee Identification No.)
 incorporation or organization)

68 Schraalenburg Road
Harrington Park, New Jersey                                          07640
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including area code:              (201)  784-5190
---------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES               X                                  NO

The number of shares outstanding of each of the registrant's classes of common stock, as of July 1, 1999, is 3,116,075 shares, all of one class of $0.001 par value common stock.

                                HITK CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED MAY 31, 1999

                                TABLE OF CONTENTS
                                -----------------

                                                                                 PAGE
                                                                                 ----
PART I  -  FINANCIAL INFORMATION

         Item 1   -  Financial Statements

                  -  Consolidated Balance Sheet as of
                      May 31, 1999 and February 28, 1999                            4

                  -  Consolidated Statement of Operations for the
                      three months ended May 31, 1999 and 1998                      5

                  -  Consolidated Statement of Changes in Net Assets for
                      the three months ended May 31, 1999 and 1998                  6

                  -  Notes to Consolidated Financial Statements                   7 - 9

         Item 2  -  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                           10

PART II - OTHER INFORMATION

         Item 1  -  Legal Proceedings                                               11

         Item 2  -  Changes in Securities                                           11

         Item 3  -  Defaults upon Senior Securities                                 11

         Item 4  -  Submission of Matters to a Vote of Security Holders             11

         Item 5  -  Other Information                                               11

         Item 6  -  Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                                          12

                          PART I. FINANCIAL INFORMATION

                                HITK CORPORATION

                           QUARTER ENDED MAY 31, 1999

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

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K for the year ended February 28, 1999, filed with the Securities and Exchange Commission.

The results of operations for the three months ended May 31, 1999, are not necessarily indicative of results to be expected for the entire fiscal year ending February 28, 2000.

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

                                HITK CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                           May 31, 1999    February 28,
                                                            (Unaudited)       1999
                                                           ------------    ------------
CURRENT ASSETS:
Cash and Cash Equivalent                                     $   584,200    $   655,500
Marketable Securities
  (Cost $14,982 and $14,982,  respectively)                        5,600          5,600
Other Investments
  (Cost $52,800 and $52,800 respectively)                             --             --
Note Receivable - Net                                              2,200          7,700
Other Current Assets                                               1,000          7,300
                                                             -----------    -----------
         Total Assets                                        $   593,000    $   676,100
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                        $ 1,200,000    $ 1,211,400
                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common Stock, Par Value  $.001 per share
    6,250,000 Shares Authorized
    3,346,630 Shares Issued and Outstanding                        3,400          3,400
Additional Paid-in Capital                                     5,622,600      5,622,600
Retained Earnings                                             (5,323,900)    (5,252,300)
Net Unrealized Appreciation (Depreciation)
  on Investments                                                 (62,300)       (62,200)
                                                             -----------    -----------
         Total                                                   239,800        311,500

Less:  Treasury Stock  230,105 Shares at Cost                    846,800        846,800
                                                             -----------    -----------
         Total Stockholder's Equity (Deficit)                   (607,000)      (535,300)
                                                             -----------    -----------
         Total Liabilities and Stockholder's Equity          $   593,000    $   676,100
                                                             ===========    ===========


See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 1999 AND 1998
                                   (UNAUDITED)

                                                        1999             1998
                                                      ---------       ---------
REALIZED GAIN ON INVESTMENTS                          $      --       $     800
                                                      ---------       ---------
OTHER INCOME:
Interest Income                                           6,200          13,100
                                                      ---------       ---------

Net Investment Income                                     6,200          13,900
                                                      ---------       ---------


EXPENSES:
Officer's Compensation                                   74,000          48,000
Stockholder's Services and Reports                        1,200             900
Professional Fees                                            --           1,700
Office                                                    2,600           2,200
Bad Debt Expense                                             --         104,700
                                                      ---------       ---------

         Total Expenses                                 (77,800)        157,500
                                                      ---------       ---------

Net Income (Loss) from Operations                       (71,600)       (143,600)
                                                      ---------       ---------

UNREALIZED APPRECIATION (DEPRECIATION)
  ON INVESTMENTS
Marketable Securities                                      (100)         (8,700)
                                                      ---------       ---------

Increase (Decrease) in Net Assets
  Resulting from Operations                           $ (71,700)      $(152,300)
                                                      =========       =========





See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                FOR THE THREE MONTHS ENDED MAY 31, 1999 AND 1998

                                                           1999          1998
                                                         ---------    ---------
CHANGES IN NET ASSETS RESULTING FROM
  INVESTMENT ACTIVITIES

Net Income (Loss) from Operations                        $ (71,600)   $(143,600)
                                                         ---------    ---------

Net Unrealized Appreciation (Depreciation)
  on Investments                                              (100)      (8,700)
                                                         ---------    ---------

Increase (Decrease) in Net Assets                          (71,700)    (152,300)

Net Assets - Beginning of Period                          (535,300)    (190,600)
                                                         ---------    ---------

Net Assets - End of Period, as previously Reported       $(607,000)   $(324,900)

Prior Period Adjustment                                         --     (190,800)
                                                         ---------    ---------

Net Assets - End of Period, as Restated                  $(607,000)   $(533,700)
                                                         =========    =========

Net Asset Value Per Outstanding
  Share of Common Stock                                  $    (.19)   $    (.17)
                                                         =========    =========

See Notes to Consolidated Financial Statements

                                HITK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1999

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

PRIOR PERIOD ADJUSTMENT - The net assets at the end of the period, May 31, 1998, have been restated reducing the net assets by $190,800. This is a correction of an error of $120,000 of officers compensation which should have been accrued beginning January 1, 1990, instead of January 1, 1991, and $70,800 in legal expense not previously recognized relating to the Bell Atlantic litigation and other fees in connection with bankruptcy and other proceedings.

                                HITK CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CHANGE IN CLASSIFICATION- Certain items from the May 31, 1998 Financial Statements have been reclassified to correspond to their classification May 31, 1999.

NOTE 3 - NOTES RECEIVABLE

Note receivable at May 31, 1999, in the amount of $2,200, has been valued by management at what they consider to be the net realizable value.

The Company has a note receivable with a principal amount of $570,000 which they had acquired for $289,500 and had previously set up a reserve for $69,800. In August, 1998, the borrower ceased making payment, and collection of the principal and unpaid interest cannot be determined. The Company recorded an allowance of $219,700 in 1998, for the principal not previously reserved. All principal and accrued interest under the note is due June 24, 2015, and has an annual interest rate of 9.5%.

In July, 1998, the Company loaned $30,000 payable in twelve monthly installments of $2,630.13, including principal and interest at 9.5%, the final payment being due September 1, 1999. None of the payments were made and the Company recorded an allowance for bad debts of $30,000 since collection of the principal and interest cannot be determined.

In May, 1998, the Company loaned $15,000 payable in twelve monthly installments, interest of 10.5% only for three months, with eight monthly installments of $1,322.23. The balance remaining at May 31, 1999 is $2,200.

NOTE 4 - INCOME TAXES

The Company filed a consolidated Federal Income Tax Return which included its wholly owned subsidiaries.

For tax purposes, the Company has a net operating loss carryforward of approximately $ 7,208,000 which expires as follows:

                                HITK CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 31, 1999

NOTE 4 - INCOME TAXES (CONTINUED)

                December 31,     2002   $3,250,000
                                 2003      605,000
                                 2004    2,480,000
                                 2005      225,000
                                 2006      105,000
                                 2007       65,000
                                 2008       85,000
                                 2009      100,000
                                 2010       55,000
                                 2011       55,000
                                 2012      860,000
                                 2013       97,000
                                        ----------
                      Total             $7,208,000
                                        ==========


NOTE  5  -  GOING  CONCERN

As of May 31, 1999, the Company had a stockholders deficit of $607,000. This is a result of recurring operating losses and the extraordinary loss of $955,361 recorded from the settlement between Bell Atlantic and the Company in 1997.

The Management of the Company intends to take the following actions to alleviate the continuing going concern problem. (A) Litigate collection on notes which are in default that the Company has recorded as 100% reserve. (B) Sell the Company's shares in publicly held companies which are currently dormant shells. These assets had previously been written off. (C) Negotiate a reduction of liabilities with certain creditors, including $960,000 in deferred compensation to the CEO/President and $235,000 in legal fees to the VP/Director of the Company.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the three months ended May 31, 1999, the Company had a net loss from operations of $71,600 compared to a loss from operations of $143,600 for the three months ended May 31, 1998. Net investment income decreased by $7,700 from $13,900 to $6,200 for the three months ended May 31, 1999, $6,900 as a result of a decrease in interest income and an $800 gain realized in 1998 on the sale of securities.

Operating expenses for the three months ended May 31, 1999 were $77,800 compared to $157,500 for the three months ended May 31, 1998, a decrease of $79,700. In 1998, the Company wrote off $104,700 in bad debt expense. Officers compensation increased by $26,000.

LIQUIDITY AND WORKING CAPITAL

At May 31, 1999, the Company had a working capital deficit of $607,000. This is an increase of $71,700 from February 28, 1999, due to the loss in the three month period ended May 31, 1998.

The Company's ability to continue as a going concern are dependent on several factors. (A) The Company intends to pursue claims arising out of Bell Atlantic litigation. (B) Liquidate certain assets, and (C) Negotiate reduction of liabilities with certain creditors, including $960,000 of deferred compensation to the CEO/President of the Company, and $235,000 in legal fees to a Director and Officer of the Company.

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

                                           HITK  CORPORATION

                                           By:  /s/ Robert N. Schuck
                                              ------------------------------
                                                Robert N. Schuck
                                                Chief Executive Officer
                                                and President


Dated: 08/25/99
---------------