Form 10-Q
period 1999-08-31
HITK CORP
filed 2000-03-01
CIK 716706

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number

      August 31, 1999                                              2-82427-NY
      ------------                                              ----------

                                HITK CORPORATION
- ------------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

          Delaware                                       13-3159591
- -------------------------------             ----------------------------------
(State or other jurisdiction of             (I.R.S. Employee Identification No.)
 incorporation or organization)


68 Schraalenburg Road
Harrington Park, New Jersey                                          07640
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including area code:              (201)  784-5190
- ---------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES               X                            NO

The number of shares outstanding of each of the registrant's classes of common stock, as of August 31, 1999, is 3,346,630 shares, all of one class of $0.001 par value common stock.

                                HITK CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED AUGUST 31, 1999

                                TABLE OF CONTENTS
                                -----------------

                                                                                   PAGE
                                                                                   ----

PART I  -  FINANCIAL INFORMATION
         Item 1   -  Financial Statements

                  -  Consolidated Balance Sheet as of
                      August 31, 1999 and February 28, 1999                          4

                  -  Consolidated Statement of Operations for the
                      six months ended August 31, 1999 and 1998                      5

                  -  Consolidated Statement of Changes in Net Assets for
                      the six months ended August 31, 1999 and 1998                  6

                  -  Notes to Consolidated Financial Statements                   7 - 9

         Item 2  -  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                           10

PART II - OTHER INFORMATION

         Item 1  -  Legal Proceedings                                               11

         Item 2  -  Changes in Securities                                           11

         Item 3  -  Defaults upon Senior Securities                                 11

         Item 4  -  Submission of Matters to a Vote of Security Holders             11

         Item 5  -  Other Information                                               11

         Item 6  -  Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                                          12

                          PART I. FINANCIAL INFORMATION

                                HITK CORPORATION

                           QUARTER ENDED AUGUST 31, 1999

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

The results of operations for the six months ended August 31, 1999, are not necessarily indicative of results to be expected for the entire fiscal year ending February 28, 2000.

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

                                HITK CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                            August 31,  February 28,
                                                                1999         1999
                                                            (Unaudited)
                                                           ------------  ----------
CURRENT ASSETS:
Cash and Cash Equivalent                              $   527,389    $   655,500
Marketable Securities
  (Cost $14,982 and $14,982,  respectively)                 3,688          5,600
Other Investments
  (Cost $52,800 and $52,800 respectively)                     --             --
Note Receivable - Net                                       2,200          7,700
Other Current Assets                                        1,000          7,300
                                                      -----------    -----------
         Total Assets                                 $   534,277    $   676,100
                                                      ===========    ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                 $ 1,179,739    $ 1,211,400


COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common Stock, Par Value  $.001 per share
    6,250,000 Shares Authorized
    3,346,630 Shares Issued and Outstanding                 3,400          3,400
Additional Paid-in Capital                              4,775,800      4,775,800
Retained Earnings                                      (5,360,450)    (5,252,300)
Net Unrealized Appreciation (Depreciation)
  on Investments                                          (64,212)       (62,200)
                                                      -----------    -----------
         Total Stockholder's Equity (Deficit)            (645,462)      (535,300)
                                                     -----------    -----------
         Total Liabilities and Stockholder's Equity   $   534,277    $   676,100
                                                      ===========    ===========


See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED AUGUST 31, 1999 AND 1998
                                   (UNAUDITED)

                                                        1999             1998
                                                      ---------       ---------
REALIZED GAIN ON INVESTMENTS                          $      --       $  50,300
                                                      ---------       ---------
OTHER INCOME:
Interest Income                                          14,663          26,500
                                                      ---------       ---------

Net Investment Income                                    14,663          76,800
                                                      ---------       ---------


EXPENSES:
Officer's Compensation                                  104,000          60,000
Stockholder's Services and Reports                        1,200           1,800
Professional Fees                                            --          33,000
Office                                                   18,713          18,400
Bad Debt Expense                                             --         109,500
                                                      ---------       ---------

         Total Expenses                                 122,713         222,700
                                                      ---------       ---------

Net Income (Loss) from Operations                      (108,050)       (145,900)

Other Income
Gain-settlement bankruptcy debt
 ---------       ---------
                                                                       23,700

UNREALIZED APPRECIATION (DEPRECIATION)
  ON INVESTMENTS
Marketable Securities                                      (100)        (10,100)
Business development                                                     10,500
                                                      ---------       ---------
Total                                                      (100)            400

Increase (Decrease) in Net Assets
  Resulting from Operations                           $(108,150)      $(121,800)
                                                      =========       =========





See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998
                                   (UNAUDITED)


                                                              1999         1998
                                                           ---------  ---------

Realized Gain on Investments                                   ---   $   49,500

Other Income:
Interest Income                                              8,463       13,400

Net Investment Income                                        8,463       62,900

Expenses:
Officer's Salary                                             30,000      30,000
Stockholder's Services and Reports                                          900
Professional Fees                                               ---      19,300
Office                                                       14,913      10,200
Bad Debt Expense                                                ---       4,800
                                                           ---------  ---------
         Total Expenses                                     (44,913)     65,200
                                                           ---------  ---------
Net Income (Loss) from Operations                          (36,450)     (2,300)

Other Income:
Gain Settlement Bankruptcy Debts                                         23,700
                                                                      ---------

Unrealized Appreciation (Depreciation)
  on Investments
Marketable Securities                                                   (1,400)
Business Development                                                     10,500
                                                                      ---------
         Total                                                            9,100

Increase (Decrease) in Net Assets
  Resulting from Operations                              $(36,450)       30,500

                                                          ========  ===========


See Notes to Consolidated Financial Statements.




                                HITK CORPORATION
                 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                FOR THE SIX MONTHS ENDED AUGUST 31, 1999 AND 1998

                                                           1999          1998
                                                         ---------    ---------
CHANGES IN NET ASSETS RESULTING FROM
  INVESTMENT ACTIVITIES

Net Income (Loss) from Operations                        $(108,150)   $(145,900)
                                                         ---------    ---------
Other Income                                                             23,700
                                                                      ---------
Net Unrealized Appreciation (Depreciation)
  on Investments                                            (2,012)     (   400)
                                                         ---------    ---------

Increase (Decrease) in Net Assets                         (110,162)    (121,800)

Net Assets - Beginning of Period                          (535,300)    (190,600)
                                                         ---------    ---------

Net Assets - End of Period, as previously Reported       $(645,462)   $(312,400)

Prior Period Adjustment                                         --     (190,800)
                                                         ---------    ---------

Net Assets - End of Period, as Restated                  $(645,462)   $(503,200)
                                                         =========    =========

Net Asset Value Per Outstanding
  Share of Common Stock                                  $    (.19)   $    (.10)
                                                         =========    =========

See Notes to Consolidated Financial Statements

                                HITK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  AUGUST 31, 1999

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

                                HITK CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  AUGUST 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CHANGE IN CLASSIFICATION- Certain items from the May 31, 1998 Financial Statements have been reclassified to correspond to their classification May 31, 1999.

NOTE 3 - NOTES RECEIVABLE

Note receivable at August 31, 1999, in the amount of $2,200, has been valued by management at what they consider to be the net realizable value.

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

In May, 1998, the Company loaned $15,000 payable in twelve monthly installments, interest of 10.5% only for three months, with eight monthly installments of $1,322.23. The balance remaining at August 31, 1999 is $2,200.

NOTE 4 - INCOME TAXES

The Company filed a consolidated Federal Income Tax Return which included its wholly owned subsidiaries.

For tax purposes, the Company has a net operating loss carryforward of approximately $ 7,208,000 which expires as follows:

                                HITK CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  AUGUST 31, 1999

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

As of August 31, 1999, the Company had a stockholders deficit of $607,000. This is a result of recurring operating losses and the extraordinary loss of $955,361 recorded from the settlement between Bell Atlantic and the Company in 1997.

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
             AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the six months ended August 31, 1999, the Company had a net loss from operations of $108,150 compared to a loss from operations of $121,800 for the six months ended August 31, 1998. Net investment income decreased by $62,137 from $76,800 to $14,663 for the six months ended August 31, 1999, 11,837 as a result of a decrease in interest income and an $50,300 gain realized in 1998 on the sale of securities.

Operating expenses for the six months ended August 31, 1999 were $122,713 compared to $222,700 for the six months ended August 31, 1998, a decrease of $99,987. An expense analysis for the six months ended August 31, 1999 icludes $104,000 in officer compensation; $1,200 in expenses related to stock transfer expenses; and office expense of $16,815.

LIQUIDITY AND WORKING CAPITAL

At August 31, 1999, the Company had a working capital deficit of $645,462. This is an increase of $110,162 from February 28, 1999, due to the loss in the six month period ended August 31, 1998.

The Company's ability to continue as a going concern are dependent on several factors. (A) The Company intends to pursue claims arising out of Bell Atlantic litigation. (B) Liquidate certain assets, and (C) Negotiate reduction of liabilities with certain creditors, including $995,000 of deferred compensation to the CEO/President of the Company, and $180,000 in fees to a Director and Officer of the Company.

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


Dated: 02/17/2000
- ---------------