Form 10-Q
period 1999-11-30
HITK CORP
filed 2000-03-01
CIK 716706

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                     Commission File Number

 November 30, 1999                                              2-82427-NY
------------------                                            ---------------

                                HITK CORPORATION
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       13-3159591
- -------------------------------          -------------------------------------
(State or other jurisdiction of             (I.R.S. Employee Identification No.)
 incorporation or organization)

68 Schraalenburg Road
Harrington Park, New Jersey                                      07640
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including area code:             (201)  784-5190
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

                  YES               X                                  NO

The number of shares outstanding of each of the registrant's classes of common stock, as of November 30, 1999, is 3,346,630 shares, all of one class of $0.001 par value common stock.

                                HITK CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED November 30, 1999

                                TABLE OF CONTENTS
                                -----------------

                                                                                 PAGE
                                                                                 ----

PART I  -  FINANCIAL INFORMATION
         Item 1   -  Financial Statements

                  -  Consolidated Balance Sheet as of
                     November 30, 1999 and February 28, 1999                       4

                  -  Consolidated Statement of Operations for the
                     nine months ended November 30, 1999 and 1998                  5

                  -  Consolidated Statement of Changes in Net Assets for
                     the nine months ended November 30, 1999 and 1998              6

                  -  Notes to Consolidated Financial Statements                  7 - 9

         Item 2  -   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                           10
PART II - OTHER INFORMATION

         Item 1  -   Legal Proceedings                                             11

         Item 2  -   Changes in Securities                                         11

         Item 3  -   Defaults upon Senior Securities                               11

         Item 4  -   Submission of Matters to a Vote of Security Holders           11

         Item 5  -   Other Information                                             11

         Item 6  -   Exhibits and Reports on Form 8-K                              11


SIGNATURES                                                                         12

                          PART I. FINANCIAL INFORMATION

                                HITK CORPORATION

                           QUARTER ENDED November 30, 1999

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

The results of operations for the nine months ended November 30, 1999, are not necessarily indicative of results to be expected for the entire fiscal year ending February 28, 2000.

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

                                HITK CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                            November 30,  February 28,
                                                                1999         1999
                                                            (Unaudited)
                                                           ------------  ----------
CURRENT ASSETS:
Cash and Cash Equivalent                              $   533,330    $   655,500
Marketable Securities
  (Cost $14,982 and $14,982,  respectively)                 2,626          5,600
Other Investments
  (Cost $52,800 and $52,800 respectively)                     --             --
Note Receivable - Net                                       2,200          7,700
Other Current Assets                                        1,000          7,300
                                                      -----------    -----------
         Total Assets                                 $   539,156    $   676,100
                                                      ===========    ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                 $ 1,211,489    $ 1,211,400


COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common Stock, Par Value  $.001 per share
    6,250,000 Shares Authorized
    3,346,630 Shares Issued and Outstanding                 3,400          3,400
Additional Paid-in Capital                              4,775,800      4,775,800
Retained Earnings                                      (5,387,321)    (5,252,300)
Net Unrealized Appreciation (Depreciation)
  on Investments                                          (64,212)       (62,200)
                                                       ----------    -----------
         Total Stockholder's Equity (Deficit)            (672,333)      (535,300)
                                                     -----------    -----------
         Total Liabilities and Stockholder's Equity   $   539,156    $   676,100
                                                      ===========    ===========


See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                        1999             1998
                                                      ---------       ---------
REALIZED GAIN ON INVESTMENTS                          $      --       $  50,300
                                                      ---------       ---------
OTHER INCOME:
Interest Income                                          20,900          35,600
                                                      ---------       ---------

Net Investment Income                                    20,900          85,900
                                                      ---------       ---------


EXPENSES:
Officer's Compensation                                  134,000          90,000
Stockholder's Services and Reports                        1,200           2,700
Professional Fees                                            --          93,200
Office                                                   20,621          22,800
Bad Debt Expense                                             --         249,800
                                                      ---------       ---------

         Total Expenses                                 155,821         458,500
                                                      ---------       ---------

Net Income (Loss) from Operations                      (134,921)       (372,600)

Other Income
Gain-settlement bankruptcy debt                                          23,700

Insurance proceeds                                                      150,000
---------       ---------
Total extraordinary items                                               173,700

UNREALIZED APPRECIATION (DEPRECIATION)
  ON INVESTMENTS
Marketable Securities                                      (100)        (14,800)
Business development                                                     10,500
                                                      ---------       ---------
Total                                                      (100)          4,300

Increase (Decrease) in Net Assets
  Resulting from Operations                           $(135,021)      $(203,200)
                                                      =========       =========





See Notes to Consolidated Financial Statements.

                                HITK CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                    1999               1998

Realized Gain on Investments                         ---                  --

Other Income:
Interest Income                                     6,237             9,100

Net Investment Income                               6,237             9,100

EXPENSES:
Officer's Salary                                   30,000            30,000
Stockholder's Services and Reports                                      900
Professional Fees                                     ---            60,200
Office                                              2,045             4,400
Bad Debt Expense                                                    140,300
                                                ---------         ---------
         Total Expenses                           (32,045)          235,800
                                                ---------         ---------

Net Income (Loss) from Operations                 (25,808)         (185,500)
                                                ---------         ---------
OTHER INCOME:
Gain Settlement Bankruptcy Debts                                     23,700
                                                                  ---------
UNREALIZED APPRECIATION (DEPRECIATION)
ON INVESTMENTS
Marketable Securities                                                (4,700)
                                                                     --

         Total                                                      (4,700)
                                                                     --------
Increase (Decrease) in Net Assets
  Resulting from Operations                      $(25,808)      $    (81,400)

                                                  =======         =============


See Notes to Consolidated Financial Statements.




                                HITK CORPORATION
                 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

                                                           1999          1998
                                                         ---------    ---------
CHANGES IN NET ASSETS RESULTING FROM
  INVESTMENT ACTIVITIES

Net Income (Loss) from Operations                        $(133,959)   $(372,600)
Extraordinary items                                                     173,700
Unrealized depreciation on investments                      (3,074)      (4,300)
                                                         ---------    ---------


Increase (Decrease) in Net Assets                         (137,033)    (203,200)

Net Assets - Beginning of Period                          (535,300)    (190,600)
                                                         ---------    ---------

     Net Assets - End of Period, as previously Reported  $(672,333)   $(393,800)
                                                         =========    =========

Net Asset Value Per Outstanding
  Share of Common Stock                                  $    (.20)   $    (.01)
                                                         =========    =========

See Notes to Consolidated Financial Statements

                                HITK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  NOVEMBER 30, 1999

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

                                HITK CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  NOVEMBER 30, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CHANGE IN CLASSIFICATION- Certain items from the May 31, 1998 Financial Statements have been reclassified to correspond to their classification May 31, 1999.

NOTE 3 - NOTES RECEIVABLE

Note receivable at November 30, 1999, in the amount of $2,200, has been valued by management at what they consider to be the net realizable value.

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

In May, 1998, the Company loaned $15,000 payable in twelve monthly installments, interest of 10.5% only for three months, with eight monthly installments of $1,322.23. The balance remaining at November 30, 1999 is $2,200.

NOTE 4 - INCOME TAXES

The Company filed a consolidated Federal Income Tax Return which included its wholly owned subsidiaries.

For tax purposes, the Company has a net operating loss carryforward of approximately $ 7,208,000 which expires as follows:

                                HITK CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  NOVEMBER 30, 1999

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

As of November 30, 1999, the Company had a stockholders deficit of $672,333. This is a result of recurring operating losses and the extraordinary loss of $955,361 recorded from the settlement between Bell Atlantic and the Company in 1997.

The Management of the Company intends to take the following actions to alleviate the continuing going concern problem. (A) Litigate collection on notes which are in default that the Company has recorded as 100% reserve. (B) Sell the Company's shares in publicly held companies which are currently dormant shells. These assets had previously been written off. (C) Negotiate a reduction of liabilities with certain creditors, including $1,031,489,000 in deferred compensation to the CEO/President and $180,000 in fees to the VP/Director of the Company.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the nine months ended November 30, 1999, the Company had a net loss from operations of $133,959 compared to a loss from operations of $203,200 for the nine months ended November 30, 1998. Net investment income decreased by $65,000 from $85,900 to $20,900 for the nine months ended November 30, 1999, $35,600 as a result of a decrease in interest income and an $50,300 gain realized in 1998 on the sale of securities.

Operating expenses for the nine months ended November 30, 1999 were $154,759 compared to $458,500 for the nine months ended November 30, 1998, a decrease of $303,741. In 1998, the Company wrote off $249,800 in bad debt expense. Officers compensation increased by $44,000.

LIQUIDITY AND WORKING CAPITAL

At November 30, 1999, the Company had a working capital deficit of $672,333. This is an increase of $133,033 from February 28, 1999, due to the loss in the nine month period ended November 30, 1998.

The Company's ability to continue as a going concern are dependent on several factors. (A) The Company intends to pursue claims arising out of Bell Atlantic litigation. (B) Liquidate certain assets, and (C) Negotiate reduction of liabilities with certain creditors, including $1,031,489 of deferred compensation to the CEO/President of the Company, and $180,000 in legal fees to a Director and Officer of the Company.

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