Form 10-K/A
period 1998-02-28
HITK CORP
filed 2000-09-28
CIK 716706

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

                                    FORM 10-K/A

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

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
HITK Corporation
40  First  Street
Nanuet,  New  York  10954

         I have audited the accompanying balance sheet of HITK Corporation as of February 28, 1998 and 1997, and the related statements of operations and changes in net assets for the three years then ended, and the schedule listed in the index at Item 14. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HITK Corporation at February 28, 1998 and February 29, 1997, and the results of its operations and changes in its net assets for the years then ended in conformity with generally accepted accounting principles. The schedule referred to above presents fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.

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

                                HITK CORPORATION
                                 BALANCE SHEET
                        AS OF FEBRUARY 28, 1998 AND 1997


                                     ASSETS

                                                                 1998           1997
                                                             -----------    -----------
ASSETS:
Cash and Cash Equivalents                                    $   568,800    $    13,000
Restricted Cash                                                   25,900      1,854,100
Marketable Securities (Cost $21,122)                              29,700           --
Business Development Investments
  (Cost $64,600 and $64,600, respectively)                          --             --
Note Receivable - Net                                            219,700        219,700
Other Assets                                                       1,600           --
                                                             -----------    -----------

         Total Assets                                        $   845,700    $ 2,086,800
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                        $ 1,036,300    $ 1,417,300
                                                             -----------    -----------

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
                                                             ===========    ===========



See Notes to Financial Statements.

                                HITK CORPORATION
                            STATEMENT OF OPERATIONS
                               FOR THE YEARS ENDED
                        FEBRUARY 28, 1997, 1996 AND 1995




                                            1998         1997         1996
                                            ----         ----         ----
Realized Gain (Loss) on Investments      $     --     $     --     $     --
                                          ---------    ---------    ---------

OTHER INCOME:
Interest Income                              86,400      113,100      136,800
                                          ---------    ---------    ---------

Net Investment Income (Loss)                 86,400      113,100      136,800
                                          ---------    ---------    ---------

EXPENSES:
Officer's Salary                            120,000      120,000      120,000
Stockholder's Services and Reports            2,700        2,700        5,400
Other General and Administrative
  Expenses                                   52,100       45,200       44,500
                                          ---------    ---------    ---------

         Total Expenses                     174,800      167,900      169,900
                                          ---------    ---------    ---------

Net Income(Loss) from Operations            (88,400)     (54,800)     (33,100)
                                          ---------    ---------    ---------
Net Income (Loss) from Operations
 before provision for income taxes
 and extraordinary items                    (88,400)     (54,800)     (33,100)
                                          ---------    ---------    ---------
Provision for income taxes                       --           --           --
                                          ---------    ---------    ---------
Net Income (Loss) before
 Extraordinary items                        (88,400)     (54,800)     (33,100)

EXTRAORDINARY ITEMS NET OF
 INCOME TAXES:
Loss on Settlement of Litigation           (958,300)          --           --
Gain Settlement Bankruptcy Debts            178,000           --     (25,000)
                                          ---------    ---------    ---------
    Total Extraordinary Items              (780,300)          --     (25,000)
                                          ---------    ---------    ---------
Net Income (Loss)                        $ (868,700)  $  (54,800)  $ (58,100)
                                          =========    =========    =========
Net Income Loss per share before
 Extraordinary item                      $     (.03)  $     (.02)  $    (.01)
Extraordinary items                      $     (.24)  $       --   $    (.01)
                                         ----------   ----------   ---------
Net Income (Loss) Per Share              $     (.27)  $     (.02)  $    (.02)
                                         ==========   ==========   ==========
Average number share outstanding          3,202,504    3,202,504    3,202,504
                                         ==========   ==========   ==========





See Notes to Financial Statements.

                                HITK CORPORATION
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
                                        =========        =========        =========





See Notes to Financial Statements.

                                HITK CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED FEBRUARY 28, 1998, 1997 AND 1996




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
                             =========    ==========    ===========     ===========     =========     ========    =========





See Notes to Financial Statements.

                                HITK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998




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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the valuation allowance in connection with deferred tax assets. Actual results could differ from those estimates.

VALUATION OF ASSETS - Management has valued all securities and receivables at what they consider to be their net realizable value. An allowance will be recorded when value of the asset has been impaired. Investments which have market quotations which are readily available are stated at market value, which is determined using the last reported sales price on its principal exchange. Investments which have market quotations which are readily available are stated at market value, which is determined using the last reported sales price on its principal exchange.

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

PER SHARE DATA - The Company has adopted the standards set by the Financial Accounting Standards Board and computes earnings per share data in accordance with SFAS No. 128 "Earning per Share." The basic per share data has been computed on the loss for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities have been excluded from the computation since they would be antidilutive.

                                HITK CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                FEBRUARY 28, 1998




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

                                HITK CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                FEBRUARY 28, 1998




NOTE 6 - INCOME TAXES

There is no provision for Federal or State Income Taxes for the years ended 1999, 1998 and 1997, since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefit resulting from its carryforward operating losses. Deferred tax assets at February 28, 1999, 1998 and 1997 consist of the following:

                                            1999         1998        1997
                                            ----         ----        ----
     Reserve for doubtful accounts      $   27,900   $   27,900   $   27,900
     Unrealized loss on investments         22,400       22,200       22,200
     Net operating loss carryfoward      2,884,400    2,550,400    2,477,200
                                        ----------   ----------   ----------
                                         2,894,700    2,550,500    2,527,300
     Valuation allowance                 2,894,700    2,550,500    2,527,300
                                        ----------   ----------   ----------
                                        $   -0-      $   -0-      $   -0-
                                        ==========   ==========   ==========

As of February 28, 1998, the Company had net unused operating loss carryforwards of approximately $7,208,000 which expire in various years from 2002 through 2013.


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


                                                HITK CORPORATION



Dated:   September 25, 2000                      BY:  /S/  Robert N. Schuck
                                                      ---------------------
                                                Robert N. Schuck
                                                Chief Executive Officer
                                                President
                                                and a Director


Pursuant to requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.



Dated:   September 25, 2000                     BY:  /S/  Robert N. Schuck
                                                     ---------------------
                                                Robert N. Schuck
                                                Chief Executive Officer
                                                President
                                                and a Director



Dated:   September 25, 2000                     BY:  /S/  Herbert Maslo
                                                     ------------------
                                                Herbert Maslo
                                                Director



Dated:   September 25, 2000                     BY:  /S/  John Gitlin
                                                     ----------------
                                                John Gitlin
                                                Director