Form 10-K/A
period 1999-02-28
HITK CORP
filed 2000-09-28
CIK 716706

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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




                   (Balance of Page Left Intentionally Blank)

                                HITK CORPORATION

                                    FORM 10-K/A

                       FISCAL YEAR ENDED FEBRUARY 28, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
 PART I

    Item  1   -   Business                                                4 - 5

    Item  2   -   Properties                                                5

    Item  3   -   Legal Proceedings                                         5

    Item  4   -   Submission of Matters to a Vote of Security Holders       5

 PART II

    Item  5   -   Market for Registrant's Common Stock and
                        Related Stockholder Matters                         6

    Item  6   -   Selected Financial Data                                   7

    Item  7   -   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                 8

    Item  8   -   Financial Statements and Supplementary Data             9 - 18

    Item  9   -   Changes in and Disagreement with Accountants on
                        Accounting and Financial Disclosure                19

 PART III

    Item 10   -   Directors and Executive Officers of the Registrant     20 - 21

    Item 11   -   Executive Compensation                                   21

    Item 12   -   Security Ownership of Certain Beneficial
                         Owners and Management                             22

    Item 13   -   Certain Relationships and Related Transactions           22

 PART IV

    Item 14   -   Exhibits, Financial Statements, Schedules, and
                   Reports on Form 8-K                                   23 - 25

 SIGNATURES                                                                26

                                  FORM 10-K/A
                                     PART I


ITEM  1  -  BUSINESS
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
-------------------------------

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Board of Directors
HITK Corporation

          I have audited the accompanying balance sheet of HITK Corporation as of February 28, 1999 and 1998, and the related statements of operations and changes in net assets for the three years then ended, and the schedule listed in the index at Item 14. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

                                HITK CORPORATION
                                ----------------
                                  BALANCE SHEET
                                  -------------
                        AS OF FEBRUARY 28, 1999 AND 1998
                        --------------------------------


                                     ASSETS

                                                                                                     1999                  1998
                                                                                                     ----                  ----
ASSETS:
Cash and Cash Equivalents                                                                       $   655,500             $   568,800
Restricted Cash                                                                                        --                    25,900
Marketable Securities (Cost $14,982
  and $21,122,  respectively)                                                                         5,600                  29,700
Other Investments
  (Cost $52,900 and $64,600, respectively)                                                             --                      --
Notes Receivable - Net of allowance for doubtful
  accounts of $319,500 and $69,700  respectively)                                                     7,700                 219,700
Other Current Assets                                                                                  7,300                   1,600
                                                                                                -----------             -----------
         Total Assets                                                                           $   676,100             $   845,700
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


See Notes to Financial Statements.

                                HITK CORPORATION
                                ----------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                               FOR THE YEARS ENDED
                               -------------------
                        FEBRUARY 28, 1999, 1998 AND 1997
                        --------------------------------


                                                                                 1999                 1998                  1997
                                                                                ----                  ----                  ----

Realized Gain (Loss) on Investments                                           $  49,100             $    --               $    --
                                                                              ---------             ---------             ---------

OTHER INCOME:
-------------
Interest and Dividends                                                           43,300                86,400               113,100
                                                                              ---------             ---------             ---------

Net Investment Income (Loss)                                                     92,400                86,400               113,100
                                                                              ---------             ---------             ---------

EXPENSES:
---------
Officer's Salary                                                                120,000               120,000               120,000
Stockholder's Services and Reports                                                2,700                 2,700                 2,700
Other General and Administrative Expenses                                       141,400                52,100                45,200
Bad Debt Expense                                                                249,700                  --                    --
                                                                              ---------             ---------             ---------
         Total Expenses                                                         513,800               174,800               167,900
                                                                              ---------             ---------             ---------

Net Income (Loss) from Operations
 before provision for income taxes
 and extraordinary items                                                       (421,400)              (88,400)              (54,800)
                                                                              ---------             ---------             ---------

Provision for incomes taxes                                                        --                    --                    --
Net Income (Loss) before extraordinary items                                   (421,400)              (88,400)              (54,800)
                                                                              ---------             ---------             ---------

EXTRAORDINARY ITEMS (NET OF INCOME TAXES):
------------------------------------------
Loss on Settlement of Litigation                                                   --                (958,300)                 --
Gain Settlement Bankruptcy Debts                                                 23,700                78,000                  --
Forgiveness of Debt                                                             100,000                  --                    --
Insurance Proceeds                                                              150,000                  --                    --
                                                                              ---------             ---------             ---------
         Total Extraordinary Items                                              273,700              (780,300)                 --
                                                                              ---------             ---------             ---------

Net Income (Loss)                                                             $(147,700)            $(868,700)             $(54,800)
                                                                              =========             =========             =========
Income (Loss) per share before
 extraordinary items                                                              $(.14)                $(.03)                $(.02)
                                                                              ---------             ---------             ---------

Extraordinary Items                                                               $ .09                 $(.24)
                                                                              ---------             ---------             ---------

Net Income (Loss) per share                                                       $(.05)                $(.27)                $ .02
                                                                              =========             =========             =========

Average share common stock outstanding                                        3,116,075             3,202,504             3,202,504
                                                                              =========             =========             =========



See Notes to Financial Statements.

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















See Notes to Financial Statements.

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







See Notes to Financial Statements.

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

PER SHARE DATA - The Company has adopted the standards set by the Financial Accounting Standards Board and computes earnings per share data in accordance with SFAS No. 128 "Earnings per Share." The basic per share data has been computed on the loss for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities have been excluded from the computation since they would be antidilutive.

                                HITK CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                FEBRUARY 28, 1999


NOTE 3 - NOTES RECEIVABLE
-------------------------

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


NOTE 4 - RESTRICTED CASH
------------------------

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

                                HITK CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                FEBRUARY 28, 1999


NOTE 5 - INCOME TAXES
---------------------

There is no provision for federal or state income taxes for the year ended 1999, 1998 and 1997, since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at February 28, 1999, 1998 and 1997 consist of the following:


                                      1999         1998         1997
                                      ----         ----         ----
Reserve for doubtful accounts      $  127,800   $   27,800   $   27,900
Unrealized loss on investments         24,900       22,400       22,200
Net operating loss carryforward     2,883,200    2,844,400    2,500,400
                                   ----------   ----------   ----------
                                    3,035,900    2,894,100    2,550,500
Valuation allowance                 3,035,900    2,894,100    2,250,500
                                   ----------   ----------   ----------
                                   $   -0-      $   -0-      $   -0-
                                   ==========   ==========   ==========

As of February 28, 1999, the Company had net unused operating loss carryforwards of approximately $7,208,000 which expire in various years from 2002 through 2013.


NOTE 6 - SETTLEMENT OF LITIGATION
---------------------------------

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



Dated: September 25, 2000                         BY:  /S/  Robert N. Schuck
                                                  Robert N. Schuck
                                                  Chief Executive Officer
                                                  President
                                                  and a Director



Dated: September 25, 2000                         BY:  /S/  Herbert Maslo
                                                  Herbert Maslo
                                                  Director



Dated: September 25, 2000                         BY:  /S/  John Gitlin
                                                  John Gitlin
                                                  Director